Form 10-Q
period 2021-03-31
B. Riley Principal 150 Merger Corp.
filed 2021-05-25
CIK 1839360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

B. Riley Principal 150 Merger Corp.

(Exact name of registrant as specified in its charter)

001-40083

(Commission File Number)

Delaware	85-2081659
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

299 Park Avenue, 21st Floor

New York, New York 10171

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 457-3300

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	BRPMU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	BRPM	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	BRPMW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of May 21, 2021, 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,250,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

B. RILEY PRINCIPAL 150 MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Balance Sheets

	March 31, 2021	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$353,077	$25,000
Deferred offering costs	—	80,000
Prepaid expenses	896,632	—
Total current assets	1,249,709	105,000
Cash held in Trust Account	172,504,075	—
Total assets	$173,753,784	$105,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$92,450	$80,450
Due to related party	—	998
Total current liabilities	92,450	81,448
Warrant liability	5,573,133	—
Total liabilities	5,665,583	81,448

Commitments
Class A Common stock subject to possible redemption; 16,308,820 shares (at redemption value of $10.00 per share)	163,088,200	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,461,180 shares issued and outstanding as of March 31, 2021 and none issued and outstanding at December 31, 2020 (excluding 16,308,820 subject to redemption)	146	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	5,588,472	24,569
Accumulated deficit	(589,048)	(1,448)
Total stockholders’ equity	5,000,001	23,552
Total liabilities and stockholders’ equity	$173,753,784	$105,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statement of Operations

(Unaudited)

Three
Months Ended
March 31, 2021

Operating costs	$180,104
Loss from operations	(180,104)

Other income (expense):
Interest income	4,075
Warrant issue costs	(115,404)
Change in fair value of warrants	(296,167)
Other expense	(407,496)
Net loss	$(587,600)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	6,523,528
Basic and diluted loss per share	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,896,972
Basic and diluted loss per non-redeemable share	$(0.12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 17,250,000 Units on February 23, 2021 through IPO	17,250,000	1,725	—	—	167,380,775	—	167,382,500
Sale of 520,000 Private Placement Units on February 23, 2021	520,000	52	—	—	5,040,482	—	5,040,534
Underwriting fee	—	—	—	—	(3,450,000)	—	(3,450,000)
Offering costs charged to stockholders equity	—	—	—	—	(436,189)	—	(436,189)
Reclassification of offering costs related to warrants	—	—	—	—	115,404	—	115,404
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(587,600)	(587,600)
Change in Class A common stock subject to possible redemption	(16,308,820)	(1,631)	—	—	(163,086,569)	—	(163,088,200)
Balance, March 31, 2021	1,461,180	$146	4,312,500	$431	$5,588,472	$(589,048)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statement of Cash Flows

(Unaudited)

Three
Months Ended
March 31, 2021

Cash flows from operating activities:
Net loss	$(587,600)
Interest earned on investments held in Trust Account	(4,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issue costs	115,404
Unrealized loss on change in fair value of warrants	296,167
Decrease in deferred offering costs	80,000
Increase in prepaid expenses	(896,632)
Increase in accounts payable and accrued expenses	12,000
Decrease in due to related party	(998)
Net cash used in operating activities	(985,734)
Cash flows from investing activities:
Proceeds deposited in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)
Cash flows from financing activities:
Proceeds from note payable – related party	40,000
Repayment of note payable – related party	(40,000)
Proceeds from issuance of Class A common stock	172,500,000
Proceeds from issuance of private placement units	5,200,000
Payment of underwriting discounts	(3,450,000)
Payment of offering expenses	(436,189)
Net cash provided by financing activities	173,813,811
Increase in cash	328,077
Cash, beginning of year	25,000
Cash, end of period	$353,077

Supplemental disclosures:
Interest paid	$-
Taxes paid	$-

Supplemental disclosure of noncash investing and financial activities:
Initial value of Class A ordinary shares subject to possible redemption	$163,556,590
Change in value of Class A ordinary shares subject to possible redemption	(468,390)
Initial classification of warrant liability	5,276,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

Organization and General

B. Riley Principal 150 Merger Corp. (the “Company”), a blank check corporation, was incorporated as a Delaware corporation on June 19, 2020. The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Initial Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

Public Offering

The Company completed the sale of 17,250,000 units (the “Units”), including the issuance of 2,250,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at an offering price of $10.00 per Unit in the Public Offering on February 23, 2021. B. Riley Principal 150 Sponsor Co., LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”), purchased an aggregate of 520,000 Units at a price of $10.00 per Unit (the “Private Placement Units”) in a private placement that closed on February 23, 2021 simultaneously with the Public Offering. The sale of the 17,250,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $172,500,000, less underwriting commissions of $3,450,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $436,189. The Private Placement Units generated $5,200,000 of gross proceeds.

Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (each a “public share”), and one-third of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, with respect to the warrants underlying the Private Placement Units, the “Private Placement Warrants” and, collectively, the “Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share.

Sponsor and Note Payable - Related Party

The Company has a note payable to Sponsor which allows the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of this offering. The notes payable is payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummates an initial public offering of its securities. As of February 23, 2021, the borrowings outstanding on the note payable due to related party was $40,000. On March 1, 2021 such amount was repaid using proceeds from the Public Offering and the Private Placement.

The Trust Account

Upon completion of the Public Offering, $172,500,000 of proceeds were held in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $353,077 on March 31, 2021.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

If the Company holds a stockholder meeting to approve the Initial Business Combination, a public stockholder will have the right to redeem its public shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors or officers acquires shares of Class A common stock in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s remaining stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. The Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the Company’s warrant agreement issued in connection with the Public Offering described above. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 5,750,000 Public Warrants, and (ii) the 173,333 Private Placement Warrants. The Company previously accounted for all Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

The Company concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of February 23, 2021 as previously reported in its Form 8-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the revision on each balance sheet line item as of the date:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet at February 23, 2021
Warrant liability	$—	$5,276,966	$5,276,966
Class A common stock subject to possible redemption	168,833,560	(5,276,970)	163,556,590
Class A common stock	89	52	141
Additional paid-in capital	5,004,730	115,356	5,120,086
Accumulated deficit	(5,246)	(115,404)	(120,650)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on February 19, 2021, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on March 2, 2021.

Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture. Net loss per common share is computed by dividing net gain/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Income (Loss) Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

Three
Months Ended
March 31,
2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Interest income	$4,075
Less: interest available to be withdrawn for payment of taxes	(4,075)
Net income allocable to Class A common stock subject to possible redemption	$—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A common stock, Basic and Diluted	6,523,528
Basic and Diluted net income per share, Redeemable Class A	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus redeemable Net Earnings
Net loss	$(587,600)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(587,600)
Denominator: Weighted Average Non-Redeemable Common Stock
Weighted average shares outstanding, basic and diluted (1)	4,896,872
Basic and diluted net loss per common share	$(0.12)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs of $80,000 as of December 31, 2020, consisted principally of costs incurred in connection with preparation for the Public Offering. The total offering costs incurred by the Company in connection with the Public Offering was $436,189. These costs and the underwriter discount, of $3,450,000, were charged to capital upon completion of the Public Offering on February 23, 2021 and $115,404 was reclassified to warrant issue costs and charged to expense in the statement of operations for the three months ended March 31, 2021.

Income Taxes

The Company is included in the consolidated tax return of B. Riley Financial (the “Parent”). The Company calculates the provision for income taxes by using a “separate return” method. Under this method the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to, or receiving the appropriate refund from, the Parent. The Company’s current provision is the amount of tax payable or refundable on the basis of a hypothetical, current year, separate return.

Any difference between the tax provision (or benefit) allocated to the Company under the separate return method and payments to be made by (or received from) the Parent for tax expense are treated as either dividends or capital contribution. Accordingly, the amount by which the Company’s tax liability under the separate return method exceeds the amount of tax liability ultimately settled as a result of using incremental expenses of the Parent is periodically settled as a capital contribution from the Parent to the Company.

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial.

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of March 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the liability related to the common stock warrants will be reclassified to additional paid-in capital. At March 31, 2021, there were 5,923,333 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 173,333 Private Placement Warrants).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 19, 2020, 4,312,500 shares of our Class B common stock were issued to B. Riley Principal Investments, LLC (the “Founder Shares”). All of the Founder Shares were contributed to the Sponsor in June 2020. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units being sold in the Proposed Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Proposed Offering excluding the shares underlying the Private Placement Units (the “Private Placement Shares”).

The Company’s initial stockholders, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Business Combination Marketing Agreement

Pursuant to a business combination marketing agreement, the Company engaged B. Riley Securities, Inc. as advisors in connection with its Initial Business Combination to assist it in arranging meetings with its stockholders to discuss a potential business combination and the target business’ attributes, introduce it to potential investors that may be interested in purchasing its securities, assist it in obtaining stockholder approval for its Initial Business Combination and assist it with the preparation of press releases and public filings in connection with the Initial Business Combination. The Company will pay B. Riley Securities, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable) ($6,037,500 since the underwriters’ over-allotment option was exercised in full). Pursuant to the terms of the business combination marketing agreement, no fee will be due if the Company does not complete an Initial Business Combination.

Administrative Fees

Commencing on February 19, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees.

Registration Rights

The holders of Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Units, Private Placement Shares, Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) and any securities that may be issued upon conversion of working capital loans, if any, have registration rights to require the Company to register the resale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement. These holders are also entitled to certain piggyback registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The Forward Purchase Units and securities underlying the Forward Purchase Units have substantially similar registration rights.

Note Payable — Related Party

The Company had a Note Payable to the Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses associated with the Public Offering. The Note Payable was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. At February 23, 2021, the Note Payable balance was $40,000. The Note Payable was paid in full using proceeds from the Public Offering and the Private Placement on March 1, 2021.

NOTE 5 — RECURRING FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	March 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$172,504,075	$172,504,075	$—	$—
	172,504,075	172,504,075	—	—

Liabilities:
Private Placement Warrants	$5,405,000	$—	$—	$5,405,000
Public Warrants	168,133	—	—	168,133
Warrant Liability	$5,573,133	$—	$—	$5,573,133

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on February 23, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants, and the Black-Sholes Model for Private Placement Warrants and Forward Purchase Warrants based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model and Black-Scholes Model were as follows at initial measurement:

February 23,
2021
(Initial
Input	Measurement)
Risk-free interest rate	0.9%
Expected term (years)	6.4
Expected volatility	14.0%
Exercise price	$9.69

March 31,
2021
Input	Measurement
Risk-free interest rate	1.2%
Expected term (years)	6.3
Expected volatility	14.0%
Exercise price	$9.67

Subsequent Measurement

At March 31, 2021, the same valuation methodology as indicated above was used to measure the warrant liabilities.

NOTE 6 — STOCKHOLDER’S EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 25,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of the Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, use its best efforts to file with the Securities and Exchange Commission (“SEC”) a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective within 60 business days after the closing of the Initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the Company’s warrant agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act by the 60th business day after the closing of the Initial Business Combination, the Company will be required to permit holders to exercise their Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

The Company may call the Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Initial Business Combination (excluding any issuance of securities under the forward purchase agreement), at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the 24-month time period.

NOTE 7 — SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occurred after the balance sheet date up to the date the financial statement was issued. Based upon this review, other than disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations of B. Riley Principal 150 Merger Corp. (the “Company”) should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus for our Public Offering (as defined below) and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”).

We intend to effectuate an Initial Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) that closed on February 23, 2021 (the “Closing Date”) and the private placement units sold in a private placement (the “Private Placement Units”) that closed on the Closing Date and from additional issuances of, if any, our capital stock and our debt, or a combination of cash, stock and debt.

Our business activities from inception to March 31, 2021 consisted primarily of our preparation for our Public Offering that was completed on February 23, 2021 and, since the offering on February 23, 2021, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

At March 31, 2021, we had cash of $353,077 and current liabilities of $92,450 and a warrant liability of $5,573,133. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2021, we had a net loss of $587,600. Our net loss for the three months ended March 31, 2021, consisted of interest income earned in the amount of $4,075 on funds held in the Trust Account, loss from operations in the amount of $180,104, warrant issue costs of $115,404 and unrealized loss on change in fair value of warrants in the amount of $296,167.

Liquidity and Capital Resources

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share, to our sponsor, B. Riley Principal 150 Sponsor Co., LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. The Note was repaid in full upon the closing of the Public Offering.

At March 31, 2021 we had cash of $353,077 and working capital of $1,207,259. The working capital of $1,207,259 excludes Delaware franchise taxes payable of $50,000 (which is included in accrued expenses at March 31, 2021) as franchise taxes are paid from the Trust account from interest income earned.

We completed the sale of 17,500,000 units (the “Public Units”) at an offering price of $10.00 per unit in the Public Offering including 2,250,000 additional units at the initial public offering price less the underwriting discounts and commissions pursuant to the full exercise of the underwriters’ over-allotment option. The Sponsor subscribed to purchase an aggregate of 520,000 Private Placement Units at a price of $10.00 per unit in a private placement that closed on February 23, 2021 simultaneously with the Public Offering. The sale of the Public Units generated gross proceeds of $172,500,000, less underwriting commissions of $3,450,000 (2% of gross proceeds) and other offering costs of $436,189. The Private Placement Units generated $5,200,000 of proceeds.

Each Public Unit consists of one share of our Class A common stock, $0.0001 par value (each a “Public Share”), and one-third of one redeemable warrant, with each whole warrant exercisable for one share of Class A common stock (each, a “Warrant” and, collectively, the “Warrants” and, with respect to the warrants underlying the Private Placement Units, the “Private Placement Warrants”). One Warrant entitles the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share.

Income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

We do not believe we will need to raise additional funds other than the funds raised in the Public Offering on February 23, 2021 in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our shares of Class A common stock upon completion of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination (including from our affiliates or affiliates of our Sponsor).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual Obligations

At March 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 18, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

We have engaged B. Riley Securities, Inc. as advisors in connection with the Initial Business Combination to assist us in arranging meetings with stockholders to discuss a potential business combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for our Initial Business Combination and assist us with the preparation of press releases and public filings in connection with the Initial Business Combination. We will pay B. Riley Securities, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an Initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Private Warrants are held by someone other than initial purchasers of the Private Warrants or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Private Warrants and Public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our Common Stock and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three months ended March 31, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three months ending March 31, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the three months ended March 31, 2021, the Company reported loss available to common shareholders of $0.11.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the Prospectus. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At March 31, 2021, there were 17,250,000 Public Shares, of which 16,308,820 were recorded as redeemable shares, classified outside of permanent equity, and 1,461,180 were classified as Class A common stock.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Prospectus filed with the SEC on February 19, 2021 and those forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 5,750,000 public warrants and 173,333 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our condensed balance sheet as of March 31, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited balance sheet as of February 23, 2021. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of February 23, 2021. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 23, 2021, simultaneously with the closing of the Public Offering, we completed the private sale of 520,000 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to the Sponsor, generating gross proceeds to us of $5,200,000. The Private Placement Units are substantially identical to the units sold as part of the units in the Public Offering (as described below), except that our Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of our Initial Business Combination. The Private Placement Units are also not redeemable by us so long as they are held by our Sponsor or its permitted transferees, and they may be exercised by our Sponsor and its permitted transferees on a cashless basis. The Private Placement Units were issued in connection with our incorporation pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds

On February 23, 2021, we consummated the Public Offering of 17,250,000 Units. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of our Initial Business Combination and 12 months from the closing of the Public Offering and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000. B. Riley Securities, Inc. served as the sole book-running manager for the offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251955). The SEC declared the registration statements effective on February 18, 2021.

We paid a total of $3,450,000 in underwriting discounts and commissions and $43,495 for other costs and expenses related to the Public Offering. B. Riley Securities, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was approximately $173,813,811, of which $172,500,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $40,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 18, 2021, by and between the Company and B. Riley Securities, Inc., as representative of the several underwriters. (1)

1.2	Business Combination Marketing Agreement, dated February 18, 2021, by and between the Company and B. Riley Securities, Inc.(1)

3.1*	Amended and Restated Certificate of Incorporation, as corrected.

3.2	By-laws (2)

4.1	Warrant Agreement, dated February 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Insider Letter, dated February 18, 2021, by and among the Company, its officers, its directors and B. Riley Principal 150 Sponsor Co., LLC. (1)

10.2	Investment Management Trust Agreement, dated February 18, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated February 18, 2021, by and between the Company and B. Riley Principal 150 Sponsor Co., LLC. (1)

10.4	Private Placement Units Purchase Agreement, dated February 18, 2021, by and between the Company and B. Riley Principal 150 Sponsor Co., LLC (1)

10.5	Administrative Support Agreement, dated February 18, 2021, by and among the Company and B. Riley Corporate Services, Inc. (1)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 23, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to The Registration Statement on Form S-1 filed with the SEC on January 8, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. RILEY PRINCIPAL 150 MERGER CORP.

	By:	/s/ Daniel Shribman
		Name:	Daniel Shribman
		Title:	Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

Dated: May 24, 2021