Form 10-Q
period 2021-06-30
B. Riley Principal 150 Merger Corp.
filed 2021-08-11
CIK 1839360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-40083

B. RILEY PRINCIPAL 150 MERGER CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2081659
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

299 Park Avenue, 21st Floor New York, New York	10171
(Address of Principal Executive Offices)	(Zip Code)

(212) 457-3300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	BRPMU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	BRPMU	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	BRPMW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

As of August 9, 2021, there were 17,250,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

B. Riley Principal 150 Merger Corp.

Quarterly Report on Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from June 19, 2020 (Inception) through June 30, 2020 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from June 19, 2020 (Inception) through June 30, 2020 (unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from June 19, 2020 (Inception) through June 30, 2020 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$117,169	$25,000
Deferred offering costs	—	80,000
Prepaid expenses	899,172	—
Total current assets	1,016,341	105,000
Cash held in Trust Account	172,510,336	—
Total assets	$173,526,677	$105,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$230,060	$80,450
Due to related party	18,750	998
Total current liabilities	248,810	81,448
Warrant liability	7,061,200	—
Total liabilities	7,310,010	81,448

Commitments
Class A Common stock subject to possible redemption; 16,121,666 shares (at redemption value of $10.00 per share)	161,216,660	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,648,334 shares issued and outstanding as of June 30, 2021 and none issued and outstanding at December 31, 2020 (excluding 16,121,666 subject to redemption)	165	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	7,410,925	24,569
Accumulated deficit	(2,411,514)	(1,448)
Total stockholders’ equity	5,000,007	23,552
Total liabilities and stockholders’ equity	$173,526,677	$105,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statements of Operations

(Unaudited)

			For the period
			from June 19
	Three	Six	2020 (Inception)
	Months Ended	Months Ended	through
	June 30, 2021	June 30, 2021	June 30, 2020

Operating costs	$340,660	$520,764	$525
Loss from operations	(340,660)	(520,764)	(525)

Other income (expense):
Interest income	6,261	10,336
Warrant issue costs	—	(115,404)
Change in fair value of warrants	(1,488,067)	(1,784,234)
Other expense	(1,481,806)	(1,889,302)	—
Net loss	$(1,822,466)	$(2,410,066)	$(525)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	16,121,666	11,349,111	—
Basic and diluted loss per share	$0.00	$0.00	$0.00

Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,960,834	5,431,842	4,312,500
Basic and diluted loss per non-redeemable share	$(0.31)	$(0.44)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statements of Changes in Stockholders’ Equity
(Unaudited)

Three Months Ended June 30, 2021 and Period from June 19, 2020 (Inception) through June 30, 2020

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2021	1,461,180	$146	4,312,500	$431	$5,588,472	$(589,048)	$5,000,001
Offering costs charged to stockholders’ equity	—	—	—	—	(49,068)	—	(49,068)
Net loss for the three months ended June 30, 2021	—	—	—	—	—	(1,822,466)	(1,822,466)
Change in Class A common stock subject to redemption	187,154	19	—	—	1,871,521	—	1,871,540
Balance, June 30, 2021	1,648,334	$165	4,312,500	$431	$7,410,925	$(2,411,514)	$5,000,007

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 19, 2020 (Inception)	—	$—	4,312,500	$431	$24,569	$—	$25,000
Net loss for the period from June 19, 2021 (Inception) through June 30, 2020	—	—	—	—	—	(552)	(552)
Balance, June 30, 2020	—	$—	4,312,500	$431	$24,569	$(552)	$24,448

Six Months Ended June 30, 2021

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 17,250,000 Units on February 23, 2021 through IPO	17,250,000	1,725	—	—	167,380,775	—	167,382,500
Sale of 520,000 Private Placement Units on February 23, 2021	520,000	52	—	—	5,040,482	—	5,040,534
Underwriting fee	—	—	—	—	(3,450,000)	—	(3,450,000)
Offering costs charged to stockholders’ equity	—	—	—	—	(485,257)	—	(485,257)
Reclassification of offering costs related to warrants	—	—	—	—	115,404	—	115,404
Net loss for the six months ended June 30, 2021	—	—	—	—	—	(2,410,066)	(2,410,066)
Initial value of Class A common stock subject to redemption	(16,355,659)	(1,636)	—	—	(163,554,954)	—	(163,556,590)
Change in Class A common stock subject to redemption	233,993	24	—	—	2,339,906	—	2,339,930
Balance, June 30, 2021	1,648,334	$165	4,312,500	$431	$7,410,925	$(2,411,514)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statements of Cash Flows
(Unaudited)

		For the period
		from June 19
	Six	2020 (Inception)
	Months Ended	through
	June 30, 2020	June 30, 2020
Cash flows from operating activities:
Net loss	$(2,410,066)	$(525)
Interest earned on investments held in Trust Account	(10,336)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issue costs	115,404	—
Unrealized loss on change in fair value of warrants	1,784,234	—
Increase in prepaid expenses	(899,172)	—
Increase in accounts payable and accrued expenses	198,710	—
Increase (decrease) in due to related party	17,752	525
Net cash used in operating activities	(1,203,474)	—
Cash flows from investing activities:
Proceeds deposited in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—
Cash flows from financing activities:
Proceeds from note payable - related party	40,000	—
Repayment of note payable - related party	(40,000)	—
Proceeds from issuance of Class A common stock	172,500,000	—
Proceeds from issuance of private placement units	5,200,000	—
Payment of underwriting fees	(3,450,000)	—
Payment of offering expenses	(454,357)	—
Net cash provided by financing activities	173,795,643	—
Increase in cash	92,169	—
Cash, beginning of year	25,000	—
Cash, end of period	$117,169	$—

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$163,556,590	$—
Change in value of Class A ordinary shares subject to possible redemption	$(2,339,930)	$—
Initial classification of warrant liability	$5,276,966	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

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

As of June 30, 2021, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

Public Offering

The Company completed the sale of 17,250,000 units (the “Units”), including 2,250,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at an offering price of $10.00 per Unit in the Public Offering on February 23, 2021. B. Riley Principal 150 Sponsor Co., LLC (the “Sponsor”), a Delaware limited liability company and a wholly-owned indirect subsidiary of B. Riley Financial, Inc. (“B. Riley Financial”), purchased an aggregate of 520,000 Units at a price of $10.00 per Unit (the “Private Placement Units”) in a private placement that closed on February 23, 2021 simultaneously with the Public Offering (the “Private Placement”). The sale of the 17,250,000 Units in the Public Offering (the “Public Units”) generated gross proceeds of $172,500,000, less underwriting commissions of $3,450,000 (2% of the gross proceeds of the Public Offering) and other offering costs of $485,257. The Private Placement Units generated $5,200,000 of gross proceeds.

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

Sponsor and Note Payable - Related Party

The Company had a note payable to Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of this offering. The notes payable was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. Borrowings on the note payable due to related party was $40,000 on the date of the Public Offering. On March 1, 2021, such amount was repaid using proceeds from the Public Offering and the Private Placement.

The Trust Account

Upon completion of the Public Offering, $172,500,000 of proceeds were held in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $117,169 on June 30, 2021.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001.

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

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors or officers acquires public shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Going Concern Consideration

The Company has principally financed its operations from inception using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering and Private Placement that were placed in a bank account outside of the Trust Account for working capital purposes. In connection with the closing of the Public Offering and the Private Placement on February 23, 2021, an amount of $172,500,000 (or $10.00 per Class A common stock sold to the public in the Public Offering included in the Public Units) was placed in the Trust Account. As of June 30, 2021, the Company had $117,169 in its operating bank account, $172,510,336 in cash and cash equivalents held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital deficit of $667,531, which excludes Delaware franchise taxes payable of $100,000 (which is included in accounts payable and accrued expenses at June 30, 2021) as franchise taxes are paid from the Trust Account from interest income earned.

If our funds are insufficient to meet the expenditures required for operating our business in the attempt to find an Initial Business Combination as more fully described in Note 1 or in the event that an Initial Business Combination is not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. The Company may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 10, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on February 19, 2021, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on March 2, 2021, and the Company’s unaudited condensed interim financial statements and notes thereto included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 25, 2021.

Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture. Net loss per common share is computed by dividing net gain/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Income (Loss) Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to shares of common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Interest income	$6,261	$10,336
Less: interest available to be withdrawn for payment of taxes	(6,261)	(10,336)
Net income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A common stock, Basic and Diluted	16,121,666	11,349,111
Basic and Diluted net income per share, Redeemable Class A	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus redeemable Net Earnings
Net loss	$(1,822,466)	$(2,410,066)
Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(1,822,466)	$(2,410,066)
Denominator: Weighted Average Non-Redeemable Common Stock
Weighted average shares outstanding, basic and diluted	5,960,834	5,431,842
Basic and diluted net loss per common share	$(0.31)	$(0.44)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs of $80,000 as of December 31, 2020, consisted principally of costs incurred in connection with preparation for the Public Offering. The total offering costs incurred by the Company in connection with the Public Offering was $485,257. These costs in addition to the underwriting discount of $3,450,000 was charged to capital upon completion of the Public Offering on February 23, 2021.

Income Taxes

Prior to the change in ownership on February 23, 2021 as a result of the Public Offering, the Company was included in the consolidated tax return of B. Riley Financial (the “Parent”). During this period, the Company calculated the provision for income taxes by using a “separate return” method. Under this method the Company is assumed to file a separate return with the tax authority, thereby reporting its taxable income or loss and paying the applicable tax to, or receiving the appropriate refund from, the Parent. The current provision was the amount of tax payable or refundable on the basis of a hypothetical, current year, separate return. Following changes in ownership on February 23, 2021, the Company deconsolidated from the Parent for tax purposes. Beginning February 23, 2021, the Company files separate corporate federal and state and local income tax returns.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of June 30, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the liability related to the common stock warrants will be reclassified to additional paid-in capital. At June 30, 2021, there were 5,923,333 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 173,333 Private Placement Warrants).

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The new standard is effective for the Company on January 1, 2024, although early adoption is permitted. The ASU allows the use of the modified retrospective method or the fully retrospective method. The Company is still in the process of evaluating the impact of this new standard; however, the Company does not believe the initial impact of adopting the standard will result in any changes to the Company’s statements of financial position, operations or cash flows.

NOTE 3 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 19, 2020, 4,312,500 shares of our Class B common stock were issued to B. Riley Principal Investments, LLC (the “Founder Shares”). All of the Founder Shares were contributed to the Sponsor in June 2020. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering excluding the shares underlying the Private Placement Units (the “Private Placement Shares”).

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

Administrative Fees

Commencing on February 19, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. At June 30, 2021, amounts due to related party includes $18,750 for administrative fees payable to the Sponsor.

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

NOTE 4 — RECURRING FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company’s Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	June 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$172,510,336	$172,510,336	$—	$—
	172,510,336	172,510,336	—	—

Liabilities:
Private Placement Warrants	$161,200	$—	$—	$161,200
Public Warrants	6,900,000	6,900,000	—	—
Warrant Liability	$7,061,200	$6,900,000	$—	$161,200

The changes in Level 3 fair value hierarchy during the three and six months ended June 30, 2021 included (1) the fair value of the public Warrants of $5,411,933 which transferred from the Level 3 fair value hierarchy to Level 1 fair value hierarchy when the public Warrants started trading on a national market exchange and (2) the change in fair value of the Private Placement Warrants was a decrease in fair value of $6,900.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on February 23, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the public Warrants, and the Black-Sholes Model for Private Placement Warrants based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model and Black-Scholes Model were as follows at initial measurement:

February 23,
2021
(Initial
Input	Measurement)
Risk-free interest rate	0.9%
Expected term (years)	6.4
Expected volatility	14.0%
Exercise price	$11.50

June 30,
2021
Input	Measurement
Risk-free interest rate	1.0%
Expected term (years)	6.0
Expected volatility	14.0%
Exercise price	$11.50

Subsequent Measurement

At June 30, 2021, the same valuation methodology as indicated above was used to measure the warrant liabilities.

NOTE 5 — STOCKHOLDER’S EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock and 10,000,000 shares of Class B common stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Initial Business Combination, at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination within the 24-month time period.

NOTE 6 — SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occurred after the balance sheet date up to the date the financial statement were issued. Based upon this review, other than disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our final prospectus (the “Prospectus”) for our Public Offering (as defined below) and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our business activities from inception to June 30, 2021 consisted primarily of our preparation for our Public Offering that was completed on February 23, 2021 and, since the offering on February 23, 2021, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

At June 30, 2021, we had cash of $117,169 and current liabilities of $248,810 and a warrant liability of $7,061,200. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

For the three months ended June 30, 2021, we had a net loss of $1,822,466. Our net loss for the three months ended June 30, 2021, consisted of interest income earned in the amount of $6,261 on funds held in the Trust Account, loss from operations in the amount of $340,660, and unrealized loss on change in fair value of warrants in the amount of $1,488,067. For the period from June 19, 2020 (Inception) through June 30, 2020, we had a net loss of $525 which is comprised of miscellaneous expenses related to the formation of the Company.

For the six months ended June 30, 2021, we had a net loss of $2,410,066. Our net loss for the six months ended June 30, 2021, consisted of interest income earned in the amount of $10,336 on funds held in the Trust Account, loss from operations in the amount of $520,764, warrant issue costs of $115,404 and unrealized loss on change in fair value of warrants in the amount of $1,784,234.

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

At June 30, 2021 we had cash of $117,169 and working capital of $667,531. The working capital of $667,531 excludes Delaware franchise taxes payable of $100,000 (which is included in accrued expenses at June 30, 2021) as franchise taxes are paid from the Trust account from interest income earned.

We completed the sale of 17,500,000 units (the “Public Units”) at an offering price of $10.00 per unit in the Public Offering including 2,250,000 additional units at the initial public offering price less the underwriting discounts and commissions pursuant to the full exercise of the underwriters’ over-allotment option. The Sponsor subscribed to purchase an aggregate of 520,000 Private Placement Units at a price of $10.00 per unit in a private placement that closed on February 23, 2021 simultaneously with the Public Offering. The sale of the Public Units generated gross proceeds of $172,500,000, less underwriting commissions of $3,450,000 (2% of gross proceeds) and other offering costs of $485,257. The Private Placement Units generated $5,200,000 of proceeds.

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

If our funds are insufficient to meet the expenditures required for operating our business through the consummation of an Initial Business Combination as more fully described in Note 1 or in the event that that an Initial Business Combination is not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. The Company may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 10, 2022. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Contractual Obligations

At June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 18, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Warrant Derivative Liability

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of public Warrants include a provision that entitles all warrantholders to cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Private Placement Warrants are held by someone other than initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public Warrants. Because the terms of the Private Placement Warrants and public Warrants are so similar, we classified both types of warrants as a derivative liability measured at fair value. Volatility in our public shares and public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Loss per Common Share

Basic loss per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and six months ended June 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and six months ending June 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. For the three and six months ended June 30, 2021, the Company reported loss available to common shareholders of $0.31 and $0.44, respectively.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the prospectus filed with the SEC on February 19, 2021. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company’s amended and restated certificate of incorporation provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital. At June 30, 2021, there were 17,250,000 Public Shares, of which 16,121,666 were recorded as redeemable shares, classified outside of permanent equity, and 1,648,334 were classified as Class A common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, during the quarter ended June 30, 2021,  there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our prospectus filed with the SEC on February 19, 2021 and the quarterly report on Form 10-Q for the quarter ended March 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

We paid a total of $3,450,000 in underwriting discounts and commissions and $43,495 for other costs and expenses related to the Public Offering. B. Riley Securities, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was approximately $173,795,643, of which $172,500,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $40,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

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

Dated: August 10, 2021