Form 10-Q
period 2021-09-30
B. Riley Principal 150 Merger Corp.
filed 2021-11-22
CIK 1839360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 19, 2021, there were 17,770,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

B. Riley Principal 150 Merger Corp.

Quarterly Report on Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from June 19, 2020 (Inception) through September 30, 2020 (unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from June 19, 2020 (Inception) through September 30, 2020 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from June 19, 2020 (Inception) through September 30, 2020 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
	Signatures	29

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$132,824	$25,000
Deferred offering costs	—	80,000
Prepaid expenses	750,622	—
Total current assets	883,446	105,000
Cash held in Trust Account	172,512,555	—
Total assets	$173,396,001	$105,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,264,611	$80,450
Due to related party	30,000	998
Total current liabilities	1,294,610	81,448
Warrant liability	4,583,433	—
Total liabilities	5,878,044	81,448

Commitments
Class A Common stock subject to possible redemption; 17,250,000 shares (at redemption value of $10.00 per share)	172,500,000	—

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 520,000 shares issued and outstanding as of September 30, 2021 and none issued and outstanding as of December 31, 2020 (excluding 17,250,000 subject to redemption)	52	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(4,982,526)	(1,448)
Total stockholders’ equity (deficit)	(4,982,043)	23,552
Total liabilities and stockholders’ equity (deficit)	$173,396,001	$105,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the period from June 19, 2020 (Inception) through September 30,
	2021	2020	2021	2020
Operating costs	$1,178,696	$472	$1,699,460	$997
Loss from operations	(1,178,696)	(472)	(1,699,460)	(997)

Other income (expense):
Interest income	2,219	—	12,555	—
Warrant issue costs	—	—	(115,404)	—
Change in fair value of warrants	2,477,767	—	693,533	—
Other income (expense)	2,479,986	—	590,684	—
Net income (loss)	$1,301,290	$(472)	$(1,108,776)	$(997)

Net income (loss) per common share:
Class A Common Stock - basic and diluted	$0.06	$0.00	$(0.06)	$0.00
Class B Common Stock - basic and diluted	$0.06	$0.00	$(0.06)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

Three Months Ended September 30, 2021 and 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, July 1, 2021 as restated	520,000	$52	4,312,500	$431	$—	$(6,283,816)	$(6,283,333)
Net income for the three months ended September 30, 2021	—	—	—	—	—	1,301,290	1,301,290
Balance, September 30, 2021	520,000	$52	4,312,500	$431	$—	$(4,982,526)	$(4,982,043)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2020	—	$—	4,312,500	$431	$24,569	$—	$25,000
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(472)	—
Balance, September 30, 2020	—	$—	4,312,500	$431	$24,569	$(472)	$25,000

Nine Months Ended September 30, 2021 and for the period from June 19, 2020 (Inception) through September 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 520,000,000 Private Placement Units on February 23, 2020	520,000	52	—	—	5,040,482	—	5,040,534
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	—	—	—	—	(5,065,051)	—	(5,065,051)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(3,872,302)	(3,872,302)
Net loss for the nine months ended September 30, 2021	—	—	—	—	—	(1,108,776)	(1,108,776)
Balance, September 30, 2021	520,000	$52	4,312,500	$431	$—	$(4,982,526)	$(4,982,043)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 19, 2020 (Inception)	—	$—	4,312,500	$431	$24,569	$—	$25,000
Net loss for the period from June 19, 2020 (Inception) through September 30, 2020	—	—	—	—	—	(997)	(997)
Balance, September 30, 2020	—	$—	4,312,500	$431	$24,569	$(997)	$24,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2021	For the period from June 19, 2020 (Inception) through September 30, 2020
Cash flows from operating activities:
Net loss	$(1,108,776)	$(997)
Interest earned on funds held in Trust Account	(12,555)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issue costs	115,404	—
Change in fair value of warrants	(693,533)	—
Increase in prepaid expenses	(670,623)	—
Increase in accounts payable and accrued expenses	1,184,161	—
Increase in due to related party	29,002	997
Net cash used in operating activities	(1,156,920)	—

Cash flows from investing activities:
Proceeds deposited in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash flows from financing activities:
Proceeds from note payable - related party	40,000	—
Repayment of note payable - related party	(40,000)	—
Proceeds from issuance of Class A common stock	172,500,000	—
Proceeds from issuance of private placement units	5,200,000	—
Payment of underwriting discounts	(3,450,000)	—
Payment of offering expenses	(485,256)	—
Net cash provided by financing activities	173,764,744	—

Increase in cash	107,824	—
Cash, beginning of period	25,000	—
Cash, end of period	$132,824	$—

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$172,500,000	$—
Initial classification of warrant liability	$5,276,966	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

Organization and General

B. Riley Principal 150 Merger Corp. (the “Company”), a blank check corporation, was incorporated as a Delaware corporation on June 19, 2020. The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

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

The Trust Account

Upon completion of the Public Offering, $172,500,000 of proceeds were held in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placement held outside the Trust Account, which was $132,824 on September 30, 2021.

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

Going Concern Consideration

The Company has principally financed its operations from inception using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering and Private Placement that were placed in a bank account outside of the Trust Account for working capital purposes. In connection with the closing of the Public Offering and the Private Placement on February 23, 2021, an amount of $172,500,000 (or $10.00 per Class A common stock sold to the public in the Public Offering included in the Public Units) was placed in the Trust Account. As of September 30, 2021, the Company had $132,824 in its operating bank account, $172,512,555 in cash and cash equivalents held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital deficit of $261,164, which excludes Delaware franchise taxes payable of $150,000 (which is included in accounts payable and accrued expenses as of September 30, 2021) as franchise taxes are paid from the Trust Account from interest income earned.

If our funds are insufficient to meet the expenditures required for operating our business in the attempt to find an Initial Business Combination as more fully described in Note 1 or in the event that an Initial Business Combination is not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. The Company may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 9, 2022, the scheduled liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on February 19, 2021, as well as the Company’s audited balance sheet statement and notes thereto included in the Company’s Form 8-K filed with the SEC on March 2, 2021, and the Company’s unaudited condensed interim financial statements and notes thereto included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 25, 2021.

Earnings (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public Warrants to purchase 5,923,333 shares of common stock at $11.50 per share were issued on February 23, 2021 in connection with the IPO. As of September 30, 2021, no Warrants have been exercised. The 5,923,333 potential common shares for outstanding Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Redeemable common stock
Net income (loss) attributable to redeemable common stock	$1,016,518	$(826,342)

Basic and diluted weighted average shares of redeemable common stock	17,250,000	13,837,912

Basic and diluted net income (loss) per share of redeemable common stock	$0.06	$(0.06)

Non-redeemable common stock
Net income (loss) attributable to non-redeemable common stock	$284,772	$(282,434)

Basic and diluted weighted average shares of non-redeemable common stock	4,832,500	4,729,644

Basic and diluted net income (loss) per share of non-redeemable common stock	$0.06	$(0.06)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Any differences between the tax provision (or benefit) allocated to the Company under the separate return method and payments to be made by (or received from) the Parent for tax expense are treated as either dividends or capital contribution. Accordingly, the amount by which the Company’s tax liability under the separate return method exceeds the amount of tax liability ultimately settled as a result of using incremental expenses of the Parent is periodically settled as a capital contribution from the Parent to the Company.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of September 30, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants will be re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the liability related to the common stock warrants will be reclassified to additional paid-in capital. As of September 30, 2021, there were 5,923,333 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 173,333 Private Placement Warrants).

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

Common Stock Subject to Possible Redemption

All of the 17,250,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021, since all the shares of Class A common stock can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99, all shares of Class A common stock subject to redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the financial statements of the Company for the quarter ended September 30, 2021, the management of the Company re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares, issued as part of the units sold in the Company’s Public Offering on February 23, 2021. Historically, a portion of the public shares was classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The Company concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of February 23, 2021 as previously restated in the Company’s Quarterly Report for the quarterly period ended March 31, 2021, filed with the SEC on May 25, 2021, and unaudited balance sheets as of March 31, 2021 and June 30, 2021 as previously reported in each respective period’s Form 10-Q. The following tables summarize the effect of the restatement on each balance sheet (including the restatement of the warrant liability that was previously restated in the Form 10-Q for the period ended March 31, 2021) as follows:

Balance Sheet as of February 23, 2021 (as Revised in Footnote 2 of Form10-Q Filed on May 25, 2021)	As Reported	Adjustment	As Restated
Class A Common stock subject to possible redemption	$163,556,590	$8,943,410	$172,500,000
Class A Common stock, $0.0001 par value	$141	$(89)	$52
Additional paid-in capital	$5,120,086	$(5,120,086)	$-
Accumulated deficit	$(120,650)	$(3,823,235)	$(3,943,885)
Total stockholders' equity (deficit)	$5,000,008	$(8,943,410)	$(3,943,402)

Balance Sheet as of March 31, 2021 (per Form10-Q Filed on May 25, 2021)	As Reported	Adjustment	As Restated
Class A Common stock subject to possible redemption	$163,088,200	$9,411,800	$172,500,000
Class A Common stock, $0.0001 par value	$146	$(94)	$52
Additional paid-in capital	$5,588,472	$(5,588,472)	$-
Accumulated deficit	$(589,048)	$(3,823,234)	$(4,412,282)
Total stockholders' equity (deficit)	$5,000,001	$(9,411,800)	$(4,411,799)

Statement of Operations for the Three Months Ended March 31, 2021 (per Form10-Q Filed on May 25, 2021)	As Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, redeemable common stock	6,523,528	376,472	6,900,000
Basic and diluted loss per share, redeemable common stock	$0.00	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	4,896,972	(376,472)	4,520,500
Basic and diluted loss per share, non-redeemable common stock	$(0.12)	$0.07	$(0.05)

Statement of Changes in Stockholders’ Equity for the Three Months ended March 31, 2021 (per Form 10-Q Filed on May 25, 2021)	As Reported	Adjustment	As Restated

Sale of 17,250,000 Units on February 23, 2021 through IPO	$167,382,500	$(167,382,500)	$-
Underwriting fee	$(3,450,000)	$3,450,000	$-
Offering costs charged to stockholders' equity	$(436,189)	$436,189	$-
Reclassification of offering costs related to warrants	$115,404	$(115,404)	$-
Change in Class A common stock subject to redemption	$(163,088,200)	$163,088,200	$-
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	$-	$(5,065,051)	$(5,065,051)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	$-	$(3,800,647)	$(3,800,647)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (per Form 10-Q Filed on May 25, 2021)	As Reported	Adjustment	As Restated

Initial value of Class A ordinary shares subject to possible redemption	$163,556,590	$8,943,410	$172,500,000
Change in value of Class A ordinary shares subject to possible redemption	$(468,390)	$468,390	$-

Balance Sheet as of June 30, 2021 (per Form10-Q Filed on August 11, 2021)	As Reported	Adjustment	As Restated
Class A Common stock subject to possible redemption	$161,216,660	$11,283,340	$172,500,000
Class A Common stock, $0.0001 par value	$165	$(113)	$52
Additional paid-in capital	$7,410,925	$(7,410,925)	$-
Accumulated deficit	$(2,411,514)	$(3,872,302)	$(6,283,816)
Total stockholders' equity (deficit)	$5,000,007	$(11,283,340)	$(6,283,333)

Statement of Operations for the Three Months Ended June 30, 2021 (per Form10-Q Filed on August 11, 2021)	As Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, redeemable common stock	16,121,666	1,128,334	17,250,000
Basic and diluted loss per share, redeemable common stock	$0.00	$(0.08)	$(0.08)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,960,834	(1,128,334)	4,832,500
Basic and diluted loss per share, non-redeemable common stock	$(0.31)	$0.23	$(0.08)

Statement of Operations for the Six Months Ended June 30, 2021 (per Form10-Q Filed on August 11, 2021)	As Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, redeemable common stock	11,349,111	754,480	12,103,591
Basic and diluted loss per share, redeemable common stock	$0.00	$(0.14)	$(0.14)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	5,431,842	(754,479)	4,677,363
Basic and diluted loss per share, non-redeemable common stock	$(0.44)	$0.30	$(0.14)

Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 (per Form 10-Q Filed on August 11, 2021)	As Reported	Adjustment	As Restated

Offering costs charged to stockholders' equity	$(49,068)	$49,068	$-
Change in Class A common stock subject to redemption	$1,871,540	$(1,871,540)	$-
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	$-	$(49,068)	$(49,068)

Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2021 (per Form 10-Q Filed on August 11, 2021)	As Reported	Adjustment	As Restated

Sale of 17,250,000 Units on February 23, 2021 through IPO	$167,382,500	$(167,382,500)	$-
Underwriting fee	$(3,450,000)	$3,450,000	$-
Offering costs charged to stockholders' equity	$(485,257)	$485,257	$-
Reclassification of offering costs related to warrants	$115,404	$(115,404)	$-
Initial value of Class A common stock subject to redemption	(163,556,590)	163,556,590	-
Change in Class A common stock subject to redemption	$2,339,930	$(2,339,930)	$-
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital	$-	$(5,065,051)	$(5,065,051)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	$-	$(3,872,302)	$(3,872,302)

Statement of Cash Flows for the Six Months Ended June 30, 2021 (per Form 10-Q Filed on August 11, 2021)	As Reported	Adjustment	As Restated

Initial value of Class A ordinary shares subject to possible redemption	$163,556,590	$8,943,410	$172,500,000
Change in value of Class A ordinary shares subject to possible redemption	$(2,339,930)	$2,339,930	$-

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 19, 2020, 4,312,500 Founder Shares were issued to B. Riley Principal Investments, LLC. All of the Founder Shares were contributed to the Sponsor in June 2020. As used herein, unless the context otherwise requires, Founder Shares shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering, except that the Founder Shares automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below, and the holders of the Founder Shares, as described in more detail below, have agreed to certain restrictions and will have certain registration rights with respect thereto. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding shares of common stock upon completion of the Public Offering excluding the shares underlying the Private Placement Units (the “Private Placement Shares”).

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

Administrative Fees

Commencing on February 19, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. As of September 30, 2021, amounts due to related party includes $30,000 for administrative fees payable to the Sponsor.

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

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$172,512,555	$172,512,555	$—	$—
	$172,512,555	$172,512,555	$—	$—

Liabilities:
Public Warrants	$4,441,300	$4,441,300	$—	$—
Private Placement Warrants	142,133	—	—	142,133
Warrant Liability	$4,583,433	$4,441,300	$—	$142,133

The changes in Level 3 fair value hierarchy during the three and nine months ended September 30, 2021 included (1) the fair value of the public Warrants of $5,411,933 which transferred from the Level 3 fair value hierarchy to Level 1 fair value hierarchy when the public Warrants started trading on a national market exchange and (2) the change in fair value of the Private Placement Warrants was a decrease in fair value of $6,900.

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

The key inputs into the Monte Carlo simulation model and Black-Scholes Model were as follows at initial measurement:

February 23,
2021
(Initial
Input	Measurement)
Risk-free interest rate	0.9%
Expected term (years)	6.4
Expected volatility	14.0%
Exercise price	$11.50

Subsequent Measurement

As of September 30, 2021, the key inputs into the Black-Scholes Model were as follows in determining the fair value of the private warrants:

Input	Private Warrants
Risk-free interest rate	1.10%
Expected term (years)	5.8
Expected volatility	13.0%
Exercise price	$11.50

NOTE 6 — STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

NOTE 7 — SUBSEQUENT EVENTS

Proposed Business Combination

On October 24, 2021, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BRPM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and FaZe Clan Inc., a Delaware Corporation (“FaZe”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into FaZe (the “Merger”), with FaZe surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). At the closing of the Business Combination (the “Closing”), the Company will change its name to “FaZe Holdings Inc.” (the “Pubco”).

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with investors (including investors related to or affiliated with the Sponsor and an investor related to or affiliated with existing FaZe stockholders) for an aggregate investment $118,000,000 (the “PIPE Investment”). The closing of the PIPE Investment is conditioned upon, among other things, the satisfaction or waiver of all conditions precedent to the Business Combination and the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. Affiliates of the Sponsor have subscribed to purchase 2,200,000 shares of Class A common stock at $10.00 per share in the PIPE Investment, for an aggregate purchase price of $22,000,000.

The parties have ascribed an equity value of the combined company, following the consummation of the Business Combination, of $987,000,000, assuming none of the Company’s public stockholders seek to redeem their public shares for a pro rata portion of the funds in the Trust Account.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Closing, the Company has agreed to issue to stockholders of FaZe approximately 67,023,763 shares of Pubco common stock at a deemed per share price of $10.00 (“Aggregate Equity Value Consideration”), plus earnout consideration of 6% of the total number of shares of Pubco common stock that are issued and outstanding as of immediately after the Closing (which earnout consideration is subject to forfeiture following Closing if certain price-based vesting conditions are not met during the five years following Closing).

The Closing is expected to occur in the first quarter of 2022, following the receipt of required approval by the stockholders of the Company and FaZe, required regulatory approvals and the fulfilment or waiver of other conditions set forth in the Merger Agreement, and the effectiveness of the registration statement to be filed with the SEC in connection with the proposed Business Combination.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through November 22, 2021, the date that the financial statements were issued. The Company did not identify any subsequent events other than what was disclosed above that would have required adjustment or disclosure in the financial statements.

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

Our business activities from inception to September 30, 2021 consisted primarily of our preparation for our Public Offering that was completed on February 23, 2021 and, since the offering on February 23, 2021, identification and evaluation of prospective acquisition targets for an Initial Business Combination.

As of September 30, 2021, we had cash of $132,824 and current liabilities of $1,294,610 and a warrant liability of $4,583,433. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Proposed Business Combination

On October 24, 2021, we, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BRPM Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and FaZe Clan Inc., a Delaware Corporation (“FaZe”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into FaZe (the “Merger”), with FaZe surviving the merger in accordance with the Delaware General Corporation Law as our wholly owned subsidiary (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). At the closing of the Business Combination (the “Closing”), we will change our name to “FaZe Holdings Inc.” (the “Pubco”).

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements with investors (including investors related to or affiliated with the Sponsor and an investor related to or affiliated with existing FaZe stockholders) for an aggregate investment $118,000,000 (the “PIPE Investment”). The closing of the PIPE Investment is conditioned upon, among other things, the satisfaction or waiver of all conditions precedent to the Business Combination and the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. An affiliate of the Sponsor has subscribed to purchase 2,200,000 shares of Class A common stock at $10.00 per share in the PIPE Investment, for an aggregate purchase price of $22,000,000.

The parties have ascribed an equity value of the combined company, following the consummation of the Business Combination, of $987,000,000, assuming none of our public stockholders seek to redeem their public shares for a pro rata portion of the funds in the Trust Account. It is anticipated that, immediately following the Business Combination, (1) our existing stockholders will own approximately 17.5% of outstanding common stock, (2) existing FaZe stockholders will own approximately 67.9% of outstanding common stock (excluding shares purchased in the PIPE Investment), (3) the Sponsor and related parties will collectively own 2.7% of outstanding common stock (excluding shares purchased in the PIPE Investment) (with an aggregate of 2,156,250 shares of common stock subject to vesting pursuant to the Sponsor Support Agreement, discussed in more detail below), and (4) all PIPE Investors will own approximately 11.9% of outstanding common stock.

Merger Agreement

Consideration

In accordance with the terms and subject to the conditions of the Merger Agreement, at the Closing, we have agreed to issue to stockholders of FaZe approximately 67,023,763 shares of Pubco common stock at a deemed per share price of $10.00 (“Aggregate Equity Value Consideration”), plus earnout consideration of 6% of the total number of shares of Pubco common stock that are issued and outstanding as of immediately after the Closing (which earnout consideration is subject to forfeiture following Closing if certain price-based vesting conditions are not met during the five years following Closing) (“Aggregate Earnout Consideration”).

Immediately prior to the effective time of the Merger (the “Effective Time”), each common stock purchase warrant of FaZe shall be exercised in full in accordance with its terms and each preferred stock purchase warrant of FaZe shall be exercised in full in accordance with its terms. The outstanding principal and accrued interest upon certain convertible promissory notes of FaZe (“FaZe Notes”) shall be converted prior to the Effective Time into shares of common stock of FaZe, par value $0.00001 per share (“FaZe common stock”). Each share of FaZe’s preferred stock that is issued and outstanding as of such time (including the preferred stock issued upon the exercise of preferred stock purchase warrants) shall automatically convert into FaZe common stock, and the outstanding principal and accrued interests upon any FaZe Notes that do not convert will be paid in full prior to the Effective Time.

At the Effective Time, each share of FaZe common stock that is issued and outstanding as of immediately prior to the Effective Time (including the FaZe common stock issued upon the exercise of common stock purchase warrants, FaZe Notes, and preferred stock) shall be cancelled and converted into the right to receive a portion of the Aggregate Equity Value Consideration equal to the Exchange Ratio and a portion of the Aggregate Earnout Consideration equal to the Earnout Exchange Ratio (the “Per Share Merger Consideration”). The “Exchange Ratio” is the quotient obtained by dividing 65,000,000 by the fully-diluted number of shares of FaZe common stock outstanding immediately prior to the Effective Time (excluding certain shares, as determined in accordance with the Merger Agreement). The “Earnout Exchange Ratio” is the quotient obtained by dividing the Aggregate Earnout Consideration by the fully-diluted number of shares of FaZe common stock outstanding immediately prior to the Effective Time (as determined in accordance with the Merger Agreement).

At the Effective Time, each restricted share subject to a restricted stock award outstanding under FaZe’s existing incentive plans that is outstanding immediately prior to the Effective Time, will be converted into the right to receive a number of shares of Pubco common stock having the same terms and conditions as were applicable to such restricted stock award immediately prior to the Effective Time (each, a “Pubco Restricted Stock Award”), except that each Pubco Restricted Stock Award shall relate to a number of shares of Pubco common stock equal to the Per Share Merger Consideration.

At the Effective Time, (i) each option outstanding under FaZe’s existing incentive plans that is vested in accordance with its terms as of the Effective Time (including each option that vests or is deemed vested in accordance with its terms in connection with the transactions contemplated by the Merger Agreement) and (ii) 75% of those options that remain unvested as of the Effective Time (collectively, the “Vested Company Options”) shall, automatically and without any required action on the part of the holder thereof, be cancelled and converted into the right to receive the Per Share Merger Consideration in respect of the net number of shares underlying such Vested Company Options as if each such net share was one share of FaZe common Stock issued and outstanding immediately prior to the Effective Time.

At the Effective Time, each option outstanding under FaZe’s existing incentive plans other than a Vested Company Option that is outstanding immediately prior to the Effective Time, shall be assumed by us and converted into an option to purchase a number of shares of common stock equal to the number of shares of FaZe common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, and having an exercise price equal to the exercise price immediately prior to the Effective Time divided by the Exchange Ratio.

The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of FaZe and the Company and its subsidiaries prior to the Closing. The Closing is subject to certain customary conditions.

For more information about the Merger Agreement and the proposed business combination, see our Current Report on Form 8-K filed with the SEC on October 25, 2021 (File No. 001-40083). Unless specifically stated, this Quarterly Report does not give effect to the proposed Business Combination and does not contain the risks associated with the Proposed Transaction. Such risks and effects relating to the proposed Business Combination will be included in a registration statement on Form S-4 that we plan to file with the SEC, which will include a preliminary proxy statement/prospectus relating to the proposed Business Combination.

The Closing is expected to occur in the first quarter of 2022, following the receipt of required approval by the stockholders of the Company and FaZe, required regulatory approvals and the fulfilment of other conditions set forth in the Merger Agreement, and the effectiveness of the registration statement to be filed with the SEC in connection with the proposed Business Combination.

Results of Operations

For the three months ended September 30, 2021, we had net income of $1,301,290. Our net income for the three months ended September 30, 2021, consisted of interest income earned in the amount of $2,219 on funds held in the Trust Account, loss from operations in the amount of $1,178,696, and an unrealized gains on change in fair value of warrants in the amount of $2,477,767. For the three months ended September 30, 2020, we had a net loss of $472 which is comprised of miscellaneous operating expenses.

For the nine months ended September 30, 2021, we had a net loss of $1,108,776. Our net loss for the nine months ended September 30, 2021, consisted of interest income earned in the amount of $12,555 on funds held in the Trust Account, loss from operations in the amount of $1,699,460, warrant issue costs of $115,404 and an unrealized gain on change in fair value of warrants in the amount of $693,533. For the period from June 19, 2020 (Inception) through September 30, 2020, we had a net loss of $997 which is comprised of miscellaneous operating expenses.

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

As of September 30, 2021, we had cash of $132,824 and working capital deficit of $261,164. The working capital deficit of $261,164 excludes Delaware franchise taxes payable of $150,000 (which is included in accrued expenses as of September 30, 2021) as franchise taxes are paid from the Trust account from interest income earned.

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

If our funds are insufficient to meet the expenditures required for operating our business through the consummation of an Initial Business Combination as more fully described in Note 1 or in the event that that an Initial Business Combination is not consummated, we will likely need to raise additional funds in order to meet the expenditures required for operating our business. We may not be able to obtain additional financing or raise additional capital to finance our ongoing operations. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through November 9, 2022, the scheduled liquidation date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Contractual Obligations

As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 18, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, administrative and support services. Upon the earlier of the completion of the Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Consistent with FASB ASC 480, shares of Class A common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per common share for the three and nine months ended September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted earnings (loss) per share includes the incremental number of shares of common stock to be issued in connection with the conversion of Class B common stock or to settle warrants, as calculated using the treasury stock method. For the three and nine months ending September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could, potentially, be exercised or converted into common stock. As a result, diluted earnings (loss) per common share is the same as basic earnings (loss) per common share for all periods presented. For the three and nine months ended September 30, 2021, the Company reported net income per redeemable and non-redeemable common share of $0.06 and net loss per redeemable and non-redeemable common share of $0.06, respectively.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus for our Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 17,250,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting relating to accounting for complex financial instruments our disclosure controls and procedures were not effective as of September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our prospectus filed with the SEC on February 19, 2021 and the quarterly report on Form 10-Q for the quarter ended March 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. There have been no material changes in our risk factors since such filing, except for the following:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of our financial statements as of September 30, 2021, we concluded we were appropriate to restate the presentation of shares of Class A common stock subject to possible redemption to reflect its public shares within temporary equity after determining the public shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

We paid a total of $3,450,000 in underwriting discounts and commissions and $485,257 for other costs and expenses related to the Public Offering. B. Riley Securities, Inc., an underwriter in the Public Offering, and an affiliate of us and our Sponsor (which Sponsor beneficially owns more than 10% of our common stock) received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was approximately $173,764,743, of which $172,500,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. We also repaid $40,000 in noninterest bearing loans made to us by our Sponsor to cover expenses related to the Public Offering. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2 *	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1 **	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2 **	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

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

Dated: November 22, 2021