Form 10-Q
period 2022-03-31
B. Riley Principal 150 Merger Corp.
filed 2022-05-16
CIK 1839360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 4,312,500 shares of Class B common stock, par value $0.0001 per share, and 17,770,000 shares of Class A common stock, par value $0.0001 per share, were issued and outstanding.

B. Riley Principal 150 Merger Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$85,204	$43,324
Prepaid expenses	475,945	612,449
Total current assets	561,149	655,773
Investments held in Trust Account	172,532,601	172,516,200
Total assets	$173,093,750	$173,171,973
Liabilities, Class A Common stock subject to possible redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,016,831	$2,621,918
Due to related party	647,500	191,250
Total current liabilities	3,664,331	2,813,168
Warrant liability	5,336,775	8,599,233
Total liabilities	9,001,106	11,412,401

Commitments

Class A Common stock subject to possible redemption; 17,250,000 shares (at redemption value of $10.00 per share)	172,500,000	172,500,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 520,000 shares issued and outstanding (excluding 17,250,000 subject to redemption)	52	52
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Accumulated deficit	(8,407,839)	(10,740,911)
Total stockholders’ deficit	(8,407,356)	(10,740,428)
Total liabilities, Class A Common stock subject to possible redemption, and stockholders’ deficit	$173,093,750	$173,171,973

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Operating costs	$945,787	$180,104
Loss from operations	(945,787)	(180,104)

Other income (expense):
Interest income	16,401	4,075
Warrant issue costs	—	(115,404)
Change in fair value of warrant liability	3,262,458	(296,167)
Total other income (expense)	3,278,859	(407,496)
Net income (loss)	$2,333,072	$(587,600)

Basic and diluted weighted average shares outstanding, Class A common shares	17,770,000	7,108,000
Basic and diluted net income (loss) per share, Class A common shares	$0.11	$(0.05)

Basic and diluted weighted average shares outstanding, Class B common shares	4,312,500	4,312,500
Basic net income (loss) per share, Class B common shares	$0.11	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statements of Changes in Stockholder’s Deficit

(Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	520,000	$52	4,312,500	$431	$—	$(10,740,911)	$(10,740,428)
Net income for the three months ended March 31, 2022	—	—	—	—	—	2,333,072	2,333,072
Balance, March 31, 2022	520,000	$52	4,312,500	$431	$—	$(8,407,839)	$(8,407,356)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 520,000 Private Placement Units on February 23, 2021	520,000	52	—	—	5,040,482	—	5,040,534
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	—	—	—	—	(5,065,051)	(3,823,234)	(8,888,285)
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(587,600)	(587,600)
Balance, March 31, 2021	520,000	$52	4,312,500	$431	$—	$(4,412,282)	$(4,411,799)

The accompanying notes are an integral part of these unaudited condensed financial statements.

B. RILEY PRINCIPAL 150 MERGER CORP.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,333,072	$(587,600)
Interest earned on investments held in Trust Account	(16,401)	(4,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrant issue costs	—	115,404
Unrealized (gain) loss on change in fair value of warrant liability	(3,262,458)	296,167
Changes in operation assets and liabilities:
Decrease deferred offering costs	—	80,000
Decrease (increase) in prepaid expenses	136,504	(896,632)
Increase in accounts payable and accrued expenses	394,913	12,000
Increase (decrease) in due to related party	456,250	(998)
Net cash provided by (used in) operating activities	41,880	(985,734)
Cash flows from investing activities:
Proceeds deposited in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)
Cash flows from financing activities:
Proceeds from note payable – related party	—	40,000
Repayment of note payable – related party	—	(40,000)
Proceeds from issuance of Class A common stock	—	172,500,000
Proceeds from issuance of private placement units	—	5,200,000
Payment of underwriting discounts	—	(3,450,000)
Payment of offering expenses	—	(436,189)
Net cash provided by financing activities	—	173,813,811
Increase in cash	41,880	328,077
Cash, beginning of year	43,324	25,000
Cash, end of period	$85,204	$353,077

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financial activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$172,500,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity of the Company includes the activity of the Company from inception and activity related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below. The Company has selected December 31st as its fiscal year end.

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

Sponsor and Note Payable - Related Party

The Company had a promissory note (the “Note”) payable to Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses of Public Offering. The Note was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. Borrowings on the Note was $40,000 on the date of the Public Offering. On March 1, 2021, such amount was repaid using proceeds from the Public Offering and the Private Placement.

The Trust Account

Upon completion of the Public Offering, $172,500,000 of proceeds were placed in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the sale of the Private Placement Units held outside the Trust Account, which was $85,204 and $43,324 on March 31, 2022 and December 31, 2021, respectively.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Public Offering may not be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Initial Business Combination by February 23, 2023; or (iii) the redemption of all of the Company’s public shares if the Company is unable to complete the Initial Business Combination by February 23, 2023 (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the sale of Private Placement Units are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount). There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company will provide its public stockholders’ with the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination, either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Initial Business Combination, and instead may search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public stockholder will have the right to redeem its public shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest but less taxes payable. As a result, such shares of Class A common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s Amended Charter, if the Company is unable to complete the Initial Business Combination by February 23, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Private Placement Shares held by them if the Company fails to complete the Initial Business Combination by February 23, 2023. However, if the Sponsor or any of the Company’s directors or officers acquires public shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s remaining stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

Going Concern Consideration

The Company has principally financed its operations from inception using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering and Private Placement that were placed in a bank account outside of the Trust Account for working capital purposes. In connection with the closing of the Public Offering and the Private Placement on February 23, 2021, an amount of $172,500,000 (or $10.00 per Class A common stock sold to the public in the Public Offering included in the Public Units) was placed in the Trust Account. As of March 31, 2022, the Company had $85,204 in its operating bank account, $172,532,601 in cash and cash equivalents held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital deficit of $3,053,182, which excludes Delaware franchise taxes payable of $50,000 (which is included in accounts payable and accrued expenses at March 31, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 7, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Estimates are used when accounting for certain items such as valuation of investments held in Trust Account, derivative and warrant liabilities, and accounting for income tax valuation allowances. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the Company had $172,532,601 and $172,516,200, respectively, in investments held in the Trust Account. The assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

All of the 17,250,000 shares of Class A common stock sold as part of the Public Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s Amended Charter. In accordance with the Securities and Exchange Commission (“SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all of the shares of Class A common stock sold in the Public Offering has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the shares of Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(5,117,500)
Issuance costs allocated to Class A common stock	(3,819,853)
Plus:
Remeasurement of carrying value to redemption value	8,937,353
Class A common stock subject to possible redemption	$172,500,000

The remeasurement adjustment in the table above of $8,937,353 to adjust Class A common stock subject to possible redemption is comprised of $8,888,285 recorded in the three months ended March 31, 2021 and a $49,068 adjustment recorded in the three months ended June 30, 2021.

Warrant Liability

The Company accounts for warrants to purchase for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with subtopic ASC 815-40-15, “Derivatives and Hedging - Contract’s in Entity’s Own Equity”. The warrants are re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the liability related to the Warrants will be reclassified to additional paid-in capital. At March 31, 2022 and December 31, 2021, there were 5,923,333 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 173,333 Private Placement Warrants).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of March 31, 2022 and December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Earnings (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public Warrants to purchase 5,923,333 shares of Class A common stock at $11.50 per share were issued on February 23, 2021 in connection with the IPO. As of March 31, 2022, no Warrants have been exercised. The 5,923,333 potential shares of Class A common shares for outstanding Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 because the Warrants are contingently exercisable, and the contingencies have not yet been met. Basic and diluted earnings per share for the three months ended March 31, 2021 gives effect retroactively to the redeemable Class B shares that were outstanding as a result of the Initial Public Offering. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$1,877,445	$455,627	$(365,716)	$(221,884)
Denominator:
Weighted average shares outstanding	17,770,000	4,312,500	7,108,000	4,312,500
Basic and diluted net income (loss) per share	$0.11	$0.11	$(0.05)	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

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

See Note 4 for additional information on assets and liabilities measured at fair value.

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

The Company’s Sponsor, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Administrative Fees

Commencing on February 23, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. At March 31, 2022 and December 31, 2021, amounts due to related party includes $52,400 and $41,150, respectively, for administrative fees payable to the Sponsor.

Note Payable — Related Party

The Company had a Note to the Sponsor which allowed the Company to borrow up to $300,000 without interest to be used for a portion of the expenses associated with the Public Offering. The Note was payable on the earlier of: (i) December 31, 2021 or (ii) the date on which the Company consummated an initial public offering of its securities. At February 23, 2021, the Note’s balance was $40,000. The Note was paid in full using proceeds from the Public Offering and the Private Placement on March 1, 2021.

B. Riley Loan to FaZe

On March 10, 2022, the B. Riley Lender, an affiliate of the Sponsor, entered into a Bridge Loan Agreement with FaZe pursuant to which the B. Riley Lender agreed (i) to issue the Initial Term Loan in the amount of $10 million and (ii) upon receipt of a borrowing notice from FaZe, to issue the Final Term Loan in the amount of $10 million. In connection with the Term Loan, on March 10, 2022, FaZe waived the Minimum Proceeds Condition under the Merger Agreement.

The Term Loan is evidenced by a term promissory note and accrues interest at a rate of 7% per year, compounded quarterly. The Term Loan is secured by all assets of FaZe, other than the Excluded Collateral (as defined in the Pledge and Security Agreement), subject to Intercreditor Agreements entered into between the B. Riley Lender and FaZe’s senior lienholders, CPH and Cox. The Term Loan will be repaid in full in cash on the Closing Date. In the event the Merger Agreement is terminated without completion of the Business Combination, the Term Loan will become a secured convertible promissory note of FaZe, on substantially the same terms as the existing senior secured convertible promissory notes of Faze, in an aggregate principal amount equal to the outstanding principal balance, including capitalized interest, of the Term Loan and the unpaid accrued interest on the Term Loan as of such date. As of March 10, 2022, an aggregate principal amount of $10 million was outstanding under the Term Loan.

Due to Related Party

Amounts owed to Sponsor for advances of operating expenses were $647,500 and $191,250 at March 31, 2022 and December 31, 2021, respectively. The advances as of March 31, 2022 include cash advances of $445,000 for working capital purposes and also includes administrative fees of $11,250.

Any amounts payable to our Sponsor or in the event there may be a future working capital loan from our Sponsor these amounts would be repaid from funds held outside the Trust Account or from funds released to the Company upon completion of the Initial Business Combination. Up to $1,500,000 of such working capital loans, in the event there are any outstanding amounts at the time of the completion of the Initial Business Combination, may be convertible into private placement-equivalent units at a price of $10.00 per unit at the option of the lender. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds for working capital loans.

NOTE 4 — RECURRING FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted
		Prices In	Other	Significant
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$172,532,601	$172,532,601	$—	$—
	172,532,601	172,532,601	—	—

Liabilities:
Public Warrants	$5,175,575	$5,175,575	$—	$—
Private Placement Warrants	161,200	—	—	161,200
Warrant Liability	$5,336,775	$5,175,575	$—	$161,200

		Quoted
		Prices In	Other	Significant
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$172,516,200	$172,516,200	$—	$—
	172,516,200	172,516,200	—	—

Liabilities:
Public Warrants	$8,337,500	$8,337,500	$—	$—
Private Placement Warrants	261,733	—	—	261,733
Warrant Liability	$8,599,233	$8,337,500	$—	$261,733

(1)	The fair value of the investments held in the Trust Account approximates the carrying amounts primarily due to the short-term nature.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The change in Level 3 measurements of $(100,533) was attributable to the decrease in the fair value of the Private Placement Warrants.

Warrant Liability

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

The Company values the public Warrants at the closing trading price at the end of the reporting period. A Modified Black-Scholes model is used to value the Private Placement Warrants at each reporting period. The changes in fair value of Warrants is recognized as part of other income (expense) in the statement of operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The key inputs into the Black-Scholes Model in determining the fair value of the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
Input	2022	2021
Risk-free interest rate	2.40%	1.30%
Expected term (years)	5.30	5.50
Expected volatility	11.3%	18.5%
Exercise price	$11.50	$11.50
Dividend yield	0.0%	0.0%

The change in Level 3 measurements during the three months ended March 31, 2022 is as follows:

Private warrant liability at January 1, 2022	$261,733
Change in fair value of private warrant liability	(100,533)
Private warrant liability at March 31, 2022	$161,200

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

NOTE 6 — WARRANTS

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of the Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, use its best efforts to file with the SEC registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective within 60 business days after the closing of the Initial Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the Company’s warrant agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act by the 60th business day after the closing of the Initial Business Combination, the Company will be required to permit holders to exercise their Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Initial Business Combination, at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Additionally, in no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit. There will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless if the Company fails to complete an Initial Business Combination by February 23, 2023.

As more fully described in Note 2, the Company accounts for the warrants for shares of the Company’s common stock as a liability since they are not indexed to the Company’s stock.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class B common stock with a par value of $0.0001. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A common stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination, to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2022 and December 31, 2021, there were 17,770,000 shares of Class A common stock issued and outstanding. Of the 17,770,000 shares of Class A common stock, 17,250,000 shares of Class A common stock issued in the Public Offering are classified as temporary equity at March 31, 2022 and December 31, 2021 since they are subject to possible redemption as more fully described in Notes 1 and 2. The remaining 520,000 shares of Class A common stock and 4,312,500 shares of Class B common stock issued and outstanding at March 31, 2022 and December 31, 2021 are classified as permanent equity since the Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account as more fully described in Note 1.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

NOTE 8 — PROPOSED BUSINESS COMBINATION

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

Immediately prior to the Effective Time, seventy-five percent (75%) of each discrete individual grant of the options outstanding under FaZe’s existing incentive plans that remain unvested as of the Effective Time will, automatically and without any required action on the part of the holder thereof, become vested as of the Effective Time (the “Accelerated FaZe Options”). The Accelerated FaZe Options, together with each option outstanding under FaZe’s existing incentive plans that is vested in accordance with its terms as of the Effective Time (including each option that vests or is deemed vested in accordance with its terms in connection with the transactions contemplated by the Merger Agreement) will be referred to collectively as the “Vested FaZe Options.”

At the Effective Time, each option outstanding under FaZe’s existing incentive plans shall be assumed by New FaZe and converted into an option to purchase a number of shares of Pubco common stock equal to the number of shares of FaZe common stock subject to such option immediately prior to the Effective Time multiplied by the Exchange Ratio, and having an exercise price equal to the exercise price immediately prior to the Effective Time divided by the Exchange Ratio. Holders of Vested FaZe Options will also be entitled to receive a number of earn-out shares equal to the number of Net Vested Company Option Shares (as defined in the Company’s Registration Statement on Form S-4/A filed with the SEC on April 29, 2022) underlying such Vested FaZe Options multiplied by the Earn-Out Exchange Ratio..

The parties to the Merger Agreement have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants with respect to the conduct of FaZe and the Company and its subsidiaries prior to the Closing. The Closing is subject to certain customary conditions.

For more information about the Merger Agreement and the Proposed Transaction, see our Registration Statement on Form S-4 filed with the SEC on January 7, 2022 (File No. 333-262047). Unless specifically stated, this Quarterly Report on Form 10-Q (“Quarterly Report”) does not give effect to the Proposed Transaction and does not contain the risks associated with the Proposed Transaction. Such risks and effects relating to the Proposed Transaction are included in the Registration Statement, which includes a preliminary proxy statement/prospectus relating to the Proposed Transaction.

The Closing is expected to occur in the first half of 2022, following the receipt of required approval by the stockholders of the Company and FaZe, required regulatory approvals and the fulfilment of other conditions set forth in the Merger Agreement, and the effectiveness of the registration statement to be filed with the SEC in connection with the proposed Business Combination.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our Sponsor is B. Riley Principal 150 Sponsor Co., LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for our initial public offering (the “Public Offering”) was declared effective on February 18, 2021. On February 23, 2021, we consummated our Public Offering of 17,250,000 Units, including 2,250,000 over-allotment Units, at $10.00 per Unit, generating gross proceeds of $172.5 million.

Simultaneously with the closing of the Public Offering, we consummated the sale of 520,000 Private Placement Units, at a price of $10.00 per Private Placement Unit to the Sponsor, generating proceeds of $5.2 million.

Upon the closing of the Public Offering and the private placement, $172.5 million ($10.00 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the private placement was placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as Trustee (the “Trust Account”), and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a business combination by February 23, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On October 24, 2021, the Company, entered into an Agreement and Plan of Merger (as amended on December 29, 2021 and March 10, 2022 the “Merger Agreement”) with BRPM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and FaZe Clan Inc., a Delaware Corporation (“FaZe”), pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into FaZe (the “Merger”), with FaZe surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). At the closing of the Business Combination (the “Closing”), the Company will change its name to “FaZe Holdings Inc.” (the “Pubco”).

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with investors (including investors related to or affiliated with the Sponsor and an investor related to or affiliated with existing FaZe stockholders) for an aggregate investment $118.0 million (the “PIPE Investment”). On January 12, 2022, Cox Investment Holdings, Inc. assigned all of its investments in FaZe, including its FaZe securities and its rights and obligations under the subscription agreement, to its affiliate, AEV Esports, LLC (the “FaZe PIPE Investor”). The closing of the PIPE Investment is conditioned upon, among other things, (i) the satisfaction or waiver of all conditions precedent to the Business Combination and the substantially concurrent consummation of the Business Combination, (ii) the accuracy of all representations and warranties of the Company and the PIPE Investors in the Subscription Agreements, subject to certain bring-down standards, and (iii) the satisfaction of all covenants, agreements, and conditions required to be performed by the Company and the PIPE Investors pursuant to the Subscription Agreements. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. Affiliates of the Sponsor have subscribed to purchase 2,200,000 shares of Class A common stock at $10.00 per share in the PIPE Investment, for an aggregate purchase price of $22.0 million.

The parties have ascribed an equity value of the combined company, following the consummation of the Business Combination, of $987.0 million, assuming none of the Company’s public stockholders seek to redeem their public shares for a pro rata portion of the funds in the Trust Account.

Results of Operations

Our business activities from inception to March 31, 2022 consisted primarily of our preparation for our Public Offering that was completed on February 23, 2021. Since the Public Offering on February 23, 2021, our business activities have consisted primarily of identification and evaluation of prospective acquisition targets for an initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of net gain from investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $2,333,072. Our net income for the three months ended March 31, 2022, consisted of interest income earned in the amount of $16,401 on funds held in the Trust Account, loss from operations in the amount of $945,787, and an unrealized gain on change in fair value of warrant liability in the amount of $3,262,458. For the three months ended March 31, 2021, we had a net loss of $587,600. Our net loss for the three months ended March 31, 2021, consisted of interest income earned in the amount of $4,075 on funds held in the Trust Account, loss from operations in the amount of $180,104, warrant issue costs of $115,404, and an unrealized loss on change in fair value of warrant liability in the amount of $296,167.

Liquidity, Capital Resources and Going Concern Consideration

Until the closing of the Public Offering, our only source of liquidity was an initial sale of shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”), to our Sponsor, and the proceeds of a promissory note (the “Note”) from the Sponsor, in the amount of $300,000. We had an outstanding balance on the Note of $100,000 at the time of the Public Offering and the Note was repaid in full on May 17, 2021 with proceeds raised from the closing of the Public Offering.

Our registration statement for our Public Offering was declared effective on February 18, 2021. On February 23, 2021, we consummated our Public Offering of 17,250,000 Units, including 2,250,000 over-allotment Units, at $10.00 per Unit, generating gross proceeds of $172.5 million. Simultaneously with the closing of the Public Offering, we consummated the sale of 520,000 Private Placement Units, at a price of $10.00 per Private Placement Unit to the Sponsor, generating proceeds of $5.2 million.

Upon the closing of the Public Offering and the Private Placement, $172.5 million ($10.00 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the private placement was placed in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as Trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

As of March 31, 2022, the Company had $85,204 in its operating bank account, $172,532,601 in cash and cash equivalents held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital deficit of $3,053,182, which excludes Delaware franchise taxes payable of $50,000 (which is included in accounts payable and accrued expenses at March 31, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

We will likely need to raise additional funds in order to meet the expenditures required for operating our business. We may not be able to obtain additional financing or raise additional capital to finance its ongoing operations. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through February 23, 2023, the scheduled liquidation date.

Administrative Services Agreement

As of March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 18, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, administrative and support services. Upon the earlier of the completion of the Proposed Transaction or another Initial Business Combination and the Company’s liquidation, we will cease paying these monthly fees.

Business Combination Marketing Agreement

We have engaged B. Riley Securities, Inc. as advisors in connection with the Initial Business Combination to assist us in arranging meetings with stockholders to discuss the potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining stockholder approval for our Initial Business Combination and assist us with the preparation of press releases and public filings in connection with the Initial Business Combination. We will pay B. Riley Securities, Inc. for such services upon the consummation of the Initial Business Combination a cash fee in an amount equal to 3.5% of the gross proceeds of the Public Offering (exclusive of any applicable finders’ fees which might become payable). Pursuant to the terms of the business combination marketing agreement, no fee will be due if we do not complete an Initial Business Combination.

Additionally, we engaged B. Riley Securities as the placement agent for the PIPE Investment. Pursuant to this engagement, at the closing of the Proposed Transaction, we will pay B. Riley Securities a fee of $3,471,625. If the Proposed Transaction is not consummated, B. Riley Securities Inc. will not receive such fee.

Registration Rights Agreement

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of working capital loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Units, underlying Private Placement Warrants or working capital warrants) are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

Our financial statements and the notes thereto contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Estimates are used when accounting for certain items such as valuation of investments held in Trust Account, derivative and warrant liabilities, and accounting for income tax valuation allowances. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, management’s estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on results of operations or financial condition.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”).  In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.  The full impact of the COVID-19 outbreak continued to evolve, with the emergence of variant strains and breakthrough infections becoming prevalent both in the U.S. and worldwide. As the U.S. economy recovers, aided by stimulus packages and fiscal and monetary policies, inflation has been rising at historically high rates, and the Federal Reserve has signaled that it will begin increasing the target federal funds effective rate. The impact of the COVID-19 outbreak and these related matters on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the success of vaccines and natural immunity in controlling the pandemic. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy continue to be highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted, our results of operations, financial position and cash flows may be materially adversely affected.

We have identified the following as our critical accounting policies:

Warrant Derivative Liability

In accordance with FASB ASC 815-40, “Derivatives and Hedging: Contracts in an Entities Own Equity”, an entity must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined because the terms of Public Warrants include a provision that entitles all warrant holders to cash for their Public Warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our Public Warrants should be classified as derivative liability measured at fair value, with changes in fair value each period reported in earnings. Further if our Private Placement Warrants are held by someone other than initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Because the terms of the Private Placement Warrants and Public Warrants are so similar, we classified both types of Warrants as a derivative liability measured at fair value. Volatility in our Public Shares and Public Warrants may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (loss) per common share is the same as basic earnings per common share for all periods presented.

Redeemable Shares

All of the 17,250,000 Public Shares sold as part of the Public Offering contain a redemption feature as described in the final prospectus filed in connection with our Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.

Recent Accounting Standards

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

As of March 31, 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of March 31, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2021 except for the following:

Our search for an Initial Business Combination, and any target business, including FaZe, with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On February 23, 2021, we consummated the Public Offering of 17,250,000 Public Units. Each Public Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of Class A common stock for $11.50 per share, and only whole Warrants are exercisable. The Public Warrants will become exercisable 30 days after the completion of our Initial Business Combination and will expire five years after the completion of our Initial Business Combination or earlier upon redemption or liquidation.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

2.1	Amendment No. 2, dated March 10, 2022, to the Agreement and Plan of Merger, dated as of October 24, 2021 by and among B. Riley Principal 150 Merger Corp., BRPM Merger Sub, Inc. and FaZe Clan, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-40083) filed with the SEC on March 10, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

B. RILEY PRINCIPAL 150 MERGER CORP.

Date: May 16, 2022	By:	/s/ DANIEL SHRIBMAN
	Name:	Daniel Shribman
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)