Form 10-Q
period 2022-06-30
FaZe Holdings Inc.
filed 2022-08-15
CIK 1839360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-40083

FAZE HOLDINGS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2081659
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

720 N. Cahuenga Blvd., Los Angeles, CA	90038
(Address of Principal Executive Offices)	(Zip Code)

(818) 688-6373

(Registrant’s telephone number, including area code)

B. Riley Principal 150 Merger Corp.
299 Park Avenue, 21st Floor,

New York, NY 10171

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	FAZE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock	FAZEW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2022, there were 72,506,839 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

On July 19, 2022 (the “Closing Date”), subsequent to the end of the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, B. Riley Principal 150 Merger Corp., a Delaware corporation (“BRPM” and after the Business Combination described herein, the “Combined Company”), consummated its previously announced business combination pursuant to the terms of the Agreement and Plan of Merger, dated as of October 24, 2021, as amended on December 29, 2021 and March 10, 2022 (the “Merger Agreement”), by and among BRPM, BRPM Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of BRPM (“Merger Sub”), and FaZe Clan Inc., a Delaware corporation (“Legacy FaZe”). Pursuant to the terms of the Merger Agreement, on the Closing Date, among other transactions, Merger Sub merged with and into Legacy FaZe (the “Merger”), whereupon the separate corporate existence of Merger Sub ceased and Legacy FaZe continued as the surviving corporation in the Merger as a wholly owned subsidiary of BRPM (the Merger with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, BRPM changed its name to “FaZe Holdings Inc.”

Unless stated otherwise, this Report contains information about BRPM before the Business Combination. As a result, references in this Report to “we,” “us,” “our,” or the “Company” refer to BRPM prior to the closing of the Business Combination, unless the context requires otherwise.

FaZe Holdings Inc. (formerly known as B. Riley Principal 150 Merger Corp.)

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FAZE HOLDINGS INC. (FORMERLY KNOWN AS B. RILEY PRINCIPAL 150 MERGER CORP.)

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$41,836	$43,324
Prepaid expenses	341,334	612,449
Total current assets	383,170	655,773
Investments held in Trust Account	172,761,267	172,516,200
Total assets	$173,144,437	$173,171,973
Liabilities, Class A Common stock subject to possible redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,847,702	$2,621,918
Due to related party	783,750	191,250
Total current liabilities	4,631,452	2,813,168
Warrant liability	2,192,792	8,599,233
Total liabilities	6,824,244	11,412,401

Commitments

Class A Common stock subject to possible redemption; 17,250,000 shares (at redemption value of $10.00 per share)	172,500,000	172,500,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 520,000 shares issued and outstanding as of June 30, 2022 and December 31, 2020, respectively (excluding 17,250,000 subject to redemption)	52	52
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	431	431
Accumulated deficit	(6,180,290)	(10,740,911)
Total stockholders’ deficit	(6,179,807)	(10,740,428)
Total liabilities, Class A Common stock subject to possible redemption, and stockholders’ deficit	$173,144,437	$173,171,973

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAZE HOLDINGS INC. (FORMERLY KNOWN AS B. RILEY PRINCIPAL 150 MERGER CORP.)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating costs	$1,145,100	$340,660	$2,090,887	$520,764
Loss from operations	(1,145,100)	(340,660)	(2,090,887)	(520,764)

Other income (expense):
Interest income	228,666	6,261	245,067	10,336
Warrant issue costs	—	—	—	(115,404)
Change in fair value of warrant liability	3,143,983	(1,488,067)	6,406,441	(1,784,234)
Total other income (expense)	3,372,649	(1,481,806)	6,651,508	(1,889,302)
Net income (loss)	$2,227,549	$(1,822,466)	$4,560,621	$(2,410,066)

Basic and diluted weighted average shares outstanding, Class A common shares	17,770,000	17,770,000	17,770,000	12,468,453
Basic and diluted net income (loss) per share, Class A common shares	$0.10	$(0.08)	$0.21	$(0.14)

Basic and diluted weighted average shares outstanding, Class B common shares	4,312,500	4,312,500	4,312,500	4,312,500
Basic net income (loss) per share, Class B common shares	$0.10	$(0.08)	$0.21	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAZE HOLDINGS INC. (FORMERLY KNOWN AS B. RILEY PRINCIPAL 150 MERGER CORP.)

Condensed Statements of Changes in Stockholder’s Equity

(Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2022	520,000	$52	4,312,500	$431	$—	$(8,407,839)	$(8,407,356)
Net income for the three months ended June 30, 2022	—	—	—	—	—	2,227,549	2,227,549
Balance, June 30, 2022	520,000	$52	4,312,500	$431	$—	$(6,180,290)	$(6,179,807)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, April 1, 2021	520,000	$52	4,312,500	$431	$—	$(4,412,282)	$(4,411,799)
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against accumulated deficit	—	—	—	—	—	(49,068)	(49,068)
Net loss for the three months ended June 30, 2021	—	—	—	—	—	(1,822,466)	(1,822,466)
Balance, June 30, 2021	520,000	$52	4,312,500	$431	$—	$(6,283,816)	$(6,283,333)

Six Months Ended June 30, 2022 and 2021

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	520,000	$52	4,312,500	$431	$—	$(10,740,911)	$(10,740,428)
Net income for the six months ended June 30, 2022	—	—	—	—	—	4,560,621	4,560,621
Balance, June 30, 2022	520,000	$52	4,312,500	$431	$—	$(6,180,290)	$(6,179,807)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	—	$—	4,312,500	$431	$24,569	$(1,448)	$23,552
Sale of 520,000 Private Placement Units on February 23, 2021	520,000	52	—	—	5,040,482	—	5,040,534
Subsequent measurement of Class A Common Stock Subject to Redemption under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	—	—	—	—	(5,065,051)	(3,872,302)	(8,937,353)
Net loss for the six months ended June 30, 2021	—	—	—	—	—	(2,410,066)	(2,410,066)
Balance, June 30, 2021	520,000	$52	4,312,500	$431	$—	$(6,283,816)	$(6,283,333)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAZE HOLDINGS INC. (FORMERLY KNOWN AS B. RILEY PRINCIPAL 150 MERGER CORP.)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,560,621	$(2,410,066)
Interest earned on investments held in Trust Account	(245,067)	(10,336)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Warrant issue costs	—	115,404
Unrealized (gain) loss on change in fair value of warrant liability	(6,406,441)	1,784,234
Changes in operation assets and liabilities:
Decrease (increase) in prepaid expenses	271,115	(899,172)
Increase in accounts payable and accrued expenses	1,225,784	198,710
Increase in due to related party	592,500	17,752
Net cash used in operating activities	(1,488)	(1,203,474)
Cash flows from investing activities:
Proceeds deposited in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)
Cash flows from financing activities:
Proceeds from note payable – related party	—	40,000
Repayment of note payable – related party	—	(40,000)
Proceeds from issuance of Class A common stock	—	172,500,000
Proceeds from issuance of private placement units	—	5,200,000
Payment of underwriting discounts	—	(3,450,000)
Payment of offering expenses	—	(454,357)
Net cash provided by financing activities	—	173,795,643
(Decrease) increase in cash	(1,488)	92,169
Cash, beginning of period	43,324	25,000
Cash, end of period	$41,836	$117,169

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental disclosure of noncash investing and financial activities:
Initial value of Class A ordinary shares subject to possible redemption	$—	$172,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FAZE HOLDINGS INC. (FORMERLY KNOWN AS B. RILEY PRINCIPAL 150 MERGER CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

Organization and General

FaZe Holdings Inc. (the “Company”) was originally incorporated in Delaware on June 19, 2020 under the name “B. Riley Principal 150 Merger Corp.” (“BRPM”) as a blank check company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”). As described in more detail in Note 8, the Company completed its Initial Business Combination on July 19, 2022.

The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of June 30, 2022, the Company had not commenced any operations. All activity of the Company for the period from inception through June 30, 2022 related to the initial public offering (the “Public Offering”) described below and evaluating prospective acquisition targets. As of June 30, 2022, the Company had not generated any operating revenues. The Company generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering described below.

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

The Trust Account

Upon completion of the Public Offering, $172,500,000 of proceeds were placed in the Company’s trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Until the Company completed the Initial Business Combination, it was permitted to pay its expenses only from the net proceeds of the Public Offering and the sale of the Private Placement Units held outside the Trust Account, which was $41,836 and $43,324 on June 30, 2022 and December 31, 2021, respectively.

Except with respect to interest earned on the funds held in the Trust Account that could be released to the Company to pay its taxes, the proceeds from the Public Offering were not permitted to be released from the Trust Account until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (the “Amended Charter”) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it did not complete the Initial Business Combination by February 23, 2023; or (iii) the redemption of all of the Company’s public shares if the Company was unable to complete the Initial Business Combination by February 23, 2023 (at which such time up to $100,000 of interest shall be available to the Company to pay dissolution expenses), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Company’s public shares (the “public stockholders”).

Going Concern Consideration

The Company has principally financed its operations from inception through the date of these financial statements using proceeds from the promissory note from the Sponsor prior to the Public Offering and such amount of proceeds from the Public Offering and Private Placement that were placed in a bank account outside of the Trust Account for working capital purposes. In connection with the closing of the Public Offering and the Private Placement on February 23, 2021, an amount of $172,500,000 (or $10.00 per Class A common stock sold to the public in the Public Offering included in the Public Units) was placed in the Trust Account. As of June 30, 2022, the Company had $41,836 in its operating bank account, $172,761,267 held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital deficit of $4,217,375, which excludes Delaware franchise taxes payable of $30,907 (which is included in accounts payable and accrued expenses at June 30, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through August 2023. As a result of the completion of the merger with FaZe Clan Inc., a Delaware Corporation (“Legacy FaZe”) on July 19, 2022, the Company expects to continue to incur significant operating losses for the foreseeable future since Legacy FaZe has incurred losses since inception. However, based cash received from the completion of the merger as more fully described in Note 8 and Note 9 and cash needs to fund operations, the Company currently expects that it will have sufficient cash to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance. As such, substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s unaudited condensed interim financial statements have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K filed with the SEC on March 7, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the Company had $172,761,267 and $172,516,200, respectively, in investments held in the Trust Account. The assets held in the Trust Account were held in a mutual fund that invests in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

As of June 30, 2022, all of the 17,250,000 shares of Class A common stock sold as part of the Public Units in the Public Offering contained a redemption feature which allowed for the redemption of such public shares in connection with the Company’s liquidation, if there was a stockholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s Amended Charter. In accordance with the Securities and Exchange Commission (“SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Therefore, all of the shares of Class A common stock sold in the Public Offering have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of June 30, 2022 and December 31, 2021, the shares of Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(5,117,500)
Issuance costs allocated to Class A ordinary shares	(3,819,853)
Plus:
Remeasurement of carrying value to redemption value	8,937,353
Class A ordinary shares subject to possible redemption	$172,500,000

The remeasurement adjustment in the table above of $8,937,353 to adjust Class A common stock subject to possible redemption is comprised of $8,888,285 recorded in the three months ended March 31, 2021 and a $49,068 adjustment recorded in the three months ended June 30, 2021.

Warrant Liability

The Company accounts for warrants to purchase for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet in accordance with subtopic ASC 815-40-15, “Derivatives and Hedging - Contract’s in Entity’s Own Equity”. The warrants are re-evaluated for the proper accounting treatment at each reporting period and are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Warrants. At that time, the portion of the liability related to the Warrants will be reclassified to additional paid-in capital. At June 30, 2022 and December 31, 2021, there were 5,923,333 Warrants issued in connection with the Public Offering (the 5,750,000 public Warrants and the 173,333 Private Placement Warrants).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Unrecognized Tax Benefits

The Company recognizes tax positions in its financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for interest expense and penalties related to income tax matters as of June 30, 2022 and December 31, 2021. The Company is subject to income tax examinations by major taxing authorities since inception.

Earnings (Loss) Per Common Share

As of June 30, 2022, the Company had two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public Warrants to purchase 5,923,333 shares of Class A common stock at $11.50 per share were issued on February 23, 2021 in connection with the IPO. As of June 30, 2022, no Warrants have been exercised. The 5,923,333 potential shares of Class A common shares for outstanding Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 since the Warrants are contingently exercisable, and the contingencies have not yet been met. Basic and diluted earnings per share for the three and six months ended June 30, 2021 gives effect retroactively to the redeemable Class B shares that were outstanding upon completion of the Initial Public Offering. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$1,792,530	$435,019	$(1,466,556)	$(355,910)
Denominator:
Weighted average shares outstanding	17,770,000	4,312,500	17,770,000	4,312,500
Basic and diluted net income (loss) per share	$0.10	$0.10	$(0.08)	$(0.08)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$3,669,976	$890,645	$(1,790,708)	$(619,358)
Denominator:
Weighted average shares outstanding	17,770,000	4,312,500	12,468,453	4,312,500
Basic and diluted net income (loss) per share	$0.21	$0.21	$(0.14)	$(0.14)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts.

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

At the time of the Public Offering, the Company’s Sponsor, officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares held by them until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, (ii) the last sale price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (iii) the date following the completion of the Initial Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Pursuant to the Sponsor Support Agreement, dated as of October 24, 2021, between the Company and the Sponsor, the Sponsor agreed to subject 50% of the Founder Shares to forfeiture following the completion of the Company’s Business Combination with Legacy FaZe if certain price-based vesting conditions are not met during the five-year period beginning on the date that is 90 days after such closing and ending on the fifth anniversary of the closing date. The Sponsor Support Agreement also contains a lock-up that supersedes the lock-up discussed above. The Sponsor Support Agreement provides that the Founder Shares held by the Sponsor may not be transferred (except to certain permitted transferees) until the earliest to occur of the following: (i) with respect to 862,500 Founder Shares only, in the event that the volume-weighted average price per share of Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $20.00 for any 20 trading days within any period of 30 consecutive trading days following the closing of the Business Combination, (ii) the date that is one year after the closing date, (iii) in the event that the volume-weighted average price per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $15.00 for any 20 trading days within any period of 30 consecutive trading days beginning 150 days after closing, the date that is six months after the closing date, or (iv) the date on which the Company completes a change of control.

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

Administrative Fees

Commencing on February 23, 2021, the Company agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, utilities and secretarial and administrative support. At June 30, 2022 and December 31, 2021, amounts due to related party includes $63,750 and $41,150, respectively, for administrative fees payable to the Sponsor. The Company ceased paying these monthly fees on July 19, 2022.

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

B. Riley Loan to FaZe

On March 10, 2022, B. Riley Commercial Capital ,LLC (the “B. Riley Lender”), an affiliate of the Sponsor, entered into a Bridge Loan Agreement with FaZe Clan Inc. (“Legacy FaZe”) pursuant to which the B. Riley Lender agreed (i) to issue a term loan (the “Initial Term Loan”) in the amount of $10,000,000 and (ii) upon receipt of a borrowing notice from FaZe, to issue a second term loan (the “Final Term Loan”, and together with the Initial Term Loan, the “Term Loan”) in the amount of $10,000,000. In connection with the Term Loan, on March 10, 2022, FaZe waived the Minimum Proceeds Condition under the Merger Agreement (as defined below).

The Term Loan was evidenced by a term promissory note and accrued interest at a rate of 7% per year, compounded quarterly. The Term Loan was secured by all assets of FaZe, other than the Excluded Collateral (as defined in the Pledge and Security Agreement), subject to Intercreditor Agreements entered into between the B. Riley Lender and FaZe’s senior lienholders, CPH and Cox. The Term Loan and accrued interest was repaid in full on July 19, 2022.

Due to Related Party

Amounts owed to Sponsor for advances of operating expenses and administrative fees were $783,750 and $191,250 at June 30, 2022 and December 31, 2021, respectively. The advances as of June 30, 2022 include cash advances of $445,000 for working capital purposes and also includes administrative fees of $63,750.

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

NOTE 4 — RECURRING FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	June 30,	Markets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$172,761,267	$172,761,267	$—	$—
	172,761,267	172,761,267	—	—

Liabilities:
Public Warrants	$2,126,925	$2,126,925	$—	$—
Private Placement Warrants	65,867	—	—	65,867
Warrant Liability	$2,192,792	$2,126,925	$—	$65,867

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Observable
	December 31,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account (1)	$172,516,200	$172,516,200	$—	$—
	172,516,200	172,516,200	—	—

Liabilities:
Public Warrants	$8,337,500	$8,337,500	$—	$—
Private Placement Warrants	261,733	—	—	261,733
Warrant Liability	$8,599,233	$8,337,500	$—	$261,733

(1) - The fair value of the investments held in the Trust Account approximates the carrying amounts primarily due to the short-ternm nature.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. The change in Level 3 measurements of $(195,866) was attributable to the decrease in the fair value of the Private Placement Warrants.

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

The key inputs into the Black-Scholes Model in determining the fair value of the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
Input	2022	2021
Risk-free interest rate	3.20%	1.30%
Expected term (years)	5.10	5.50
Expected volatility	3.3%	18.5%
Exercise price	$11.50	$11.50
Dividend yield	0.0%	0.0%

The change in Level 3 measurements during the six months ended June 30, 2022 is as follows:

Private warrant liability at January 1, 2022	$261,733
Change in fair value of private warrant liability	(195,866)
Private warrant liability at June 30, 2022	$65,867

NOTE 5 — COMMITMENTS

Registration Rights

The holders of Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Placement Units, Private Placement Shares, Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants) and any securities that may be issued upon conversion of working capital loans, if any, had registration rights to require the Company to register the resale of any of its securities held by them (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement (the “Registration Rights Agreement”). These holders were also entitled to certain piggyback registration rights. However, the Registration Rights Agreement provided that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the Company entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with the Sponsor, the Company’s directors and officers, certain stockholders of the Company, and certain stockholders of Legacy FaZe. Pursuant to the A&R Registration Rights Agreement, the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and other equity securities of the Company that are held by the parties thereto from time to time. In certain circumstances, various parties to the A&R Registration Rights Agreement can collectively demand up to four underwritten offerings within any 12-month period and are entitled to certain piggyback registration rights, in each case subject to certain limitations set forth in the A&R Registration Rights Agreement.

NOTE 6 — WARRANTS

Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of the Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company will as soon as practicable, but in no event later than 15 business days, after the closing of the Business Combination, use its best efforts to file with the SEC registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants, to cause such registration statement to become effective within 60 business days after the closing of the Business Combination and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed, as specified in the Company’s warrant agreement. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act by the 60th business day after the closing of the Business Combination, the Company will be required to permit holders to exercise their Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit. There were no redemption rights or rights to liquidating distributions with respect to the Warrants.

In addition, the Warrants include a crescent feature providing that: if (x) the Company issues additional shares of Class A common stock or securities convertible into or exercisable or exchangeable for shares of Class A common stock for capital raising purposes in connection with the closing of the Initial Business Combination, at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance (the “Newly Issued Price”)), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for funding the Initial Business Combination, and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Initial Business Combination (the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Such feature was not triggered in connection with the Business Combination.

As more fully described in Note 2, the Company accounts for the warrants for shares of the Company’s common stock as a liability since they are not indexed to the Company’s stock.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2022, the authorized common stock of the Company included up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share and 10,000,000 shares of Class B common stock with a par value of $0.0001. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2022 and December 31, 2021, there were 17,770,000 shares of Class A common stock issued and outstanding. Of the 17,770,000 shares of Class A common stock, 17,250,000 shares of Class A common stock issued in the Public Offering are classified as temporary equity at June 30, 2022 and December 31, 2021 since they are subject to possible redemption as more fully described in Notes 1 and 2. The remaining 520,000 shares of Class A common stock and 4,312,500 shares of Class B common stock issued and outstanding at June 30, 2022 and December 31, 2021 are classified as permanent equity since the Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account as more fully described in Note 1.

Preferred Stock

As of June 30, 2022, the Company was authorized to issue 1,000,000 shares of preferred stock, par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

NOTE 8 — BUSINESS COMBINATION

On October 24, 2021, the Company, entered into an Agreement and Plan of Merger (as amended on December 29, 2021 and March 10, 2022, the “Merger Agreement”) with BRPM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Legacy FaZe. On July 19, 2022, the parties to the Merger Agreement completed the transactions contemplated by the Merger Agreement, and Merger Sub merged with and into FaZe (the “Merger”), with FaZe surviving the merger in accordance with the Delaware General Corporation Law as a wholly owned subsidiary of the Company (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”). At the closing of the Business Combination (the “Closing”), the Company changed its name to “FaZe Holdings Inc.” (“New FaZe”).

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the date that the financial statements were issued. Other than the completion of the Business Combination, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

As a result of and upon the Closing, among other things, the Company issued to stockholders of Legacy FaZe 50,995,637 shares of common stock, par value $0.0001 per share, of New FaZe (“New FaZe Common Stock”) at a deemed per share price of $10.00 (the “Aggregate Equity Value Consideration”), plus 5,312,098 shares of New FaZe Common Stock as earnout consideration (which earnout consideration is subject to forfeiture following the Closing if certain price-based vesting conditions are not met during the five years following the Closing) (the “Aggregate Earnout Consideration”).

Immediately prior to the effective time of the Merger (the “Effective Time”), each common stock purchase warrant of Legacy FaZe was exercised in full in accordance with its terms and each preferred stock purchase warrant of Legacy FaZe was exercised in full in accordance with its terms. The outstanding principal and accrued interest upon certain convertible promissory notes of Legacy FaZe (the “FaZe Notes”) was converted prior to the Effective Time into shares of common stock of Legacy FaZe, par value $0.00001 per share (“FaZe common stock”). Each share of Legacy FaZe’s preferred stock that was issued and outstanding as of such time (including the preferred stock issued upon the exercise of preferred stock purchase warrants) automatically converted into FaZe common stock, and the outstanding accrued interest (beginning on February 1, 2022 and ending on the date of Closing (the “Closing Date”)) with respect to the convertible promissory notes issued pursuant to that certain Secured Convertible Note Purchase Agreement, dated as of December 15, 2020, as amended, by and among Legacy FaZe, CPH Phase II SPV LP, and CPH Phase III SPV LP, was paid in full in connection with the Closing.

At the Effective Time, each share of FaZe common stock that was issued and outstanding as of immediately prior to the Effective Time (including the FaZe common stock issued upon the exercise of common stock purchase warrants, preferred stock purchase warrants, and the conversion of the FaZe Notes and Legacy FaZe’s preferred stock) was cancelled and converted into the right to receive a portion of the Aggregate Equity Value Consideration equal to the Equity Value Exchange Ratio and a portion of the Aggregate Earnout Consideration equal to the Earnout Exchange Ratio (the “Per Share Merger Consideration”). The “Equity Value Exchange Ratio” is the quotient obtained by dividing 65,000,000 by the fully diluted number of shares of FaZe common stock outstanding immediately prior to the Effective Time (excluding certain shares, as determined in accordance with the Merger Agreement). The “Earnout Exchange Ratio” is the quotient obtained by dividing the Aggregate Earnout Consideration by the fully diluted number of shares of FaZe common stock outstanding immediately prior to the Effective Time (as determined in accordance with the Merger Agreement).

At the Effective Time, each restricted stock award outstanding under Legacy FaZe’s existing incentive plans that was outstanding immediately prior to the Effective Time, was converted into a number of shares of New FaZe Common Stock having the same terms and conditions as were applicable to such restricted stock award immediately prior to the Effective Time (each, a “New FaZe Restricted Stock Award”), except that each New FaZe Restricted Stock Award relates to a number of shares of New FaZe Common Stock equal to the Per Share Merger Consideration. Prior to the completion of the Business Combination, FaZe and the holders of outstanding restricted stock awards agreed to amend the vesting schedule of such restricted stock awards to provide that the vesting of 75% of the outstanding FaZe restricted stock awards would accelerate 90 days after the Closing rather than on the Closing Date.

At the Effective Time, each stock option outstanding under Legacy FaZe’s existing incentive plans that was outstanding and unexercised immediately prior to the Effective Time was converted into an option relating to New FaZe Common Stock on the same terms and conditions as were applicable to such stock option immediately prior to the Effective Time (each, a “New FaZe Stock Option”), except that (i) such New FaZe Stock Options relate to such number of shares of New FaZe Common Stock (rounded down to the nearest whole share) as is equal to (x) the number of shares of FaZe common stock subject to such stock option immediately prior to the Effective Time multiplied by (y) the Equity Value Exchange Ratio, and (ii) the exercise price per share of such New FaZe Stock Option is equal to the quotient of (x) the exercise price per share of such stock option in effect immediately prior to the Effective Time divided by (y) the Equity Value Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent). Immediately prior to the Effective Time, seventy-five percent (75%) of each discrete individual grant of options outstanding under Legacy FaZe’s existing incentive plans that remained unvested as of the Effective Time automatically and without any required action on the part of the holder thereof, became vested as of the Effective Time. Holders of Legacy FaZe options that were vested as of the Effective Time (after giving effect to the Effective Time) are entitled to receive a number of earn-out shares equal to the number of Net Vested Company Option Shares (as defined in the Merger Agreement) underlying such vested options multiplied by the Earn-Out Exchange Ratio.

In addition, immediately prior to the Effective Time, New FaZe issued an aggregate of 10 million shares of New FaZe Common Stock at a price of $10.00 per share to certain investors (the “PIPE Investors”) for aggregate proceeds of $100 million to the Company (the “PIPE Investment”). At the Closing, out of $118 million previously committed by subscribers pursuant to a series of Subscription Agreements with BRPM dated as of October 24, 2021 (the “Subscription Agreements”), subscribers that committed an aggregate of approximately $71.4 million defaulted on their commitment to purchase shares of Class A common stock. As a result, pursuant to that certain Sponsor Support Agreement, dated as of October 24, 2021 (“Sponsor Support Agreement”), by and among BRPM, the Sponsor, and Legacy FaZe, in which the Sponsor committed to purchase, or cause an affiliate or designee to purchase, that portion of the PIPE Investment not purchased by third-party subscribers to cause the actual PIPE Investment received by BRPM to equal $100 million (including the $20 million PIPE Investment made by an affiliate of the Sponsor), B. Riley Principal Investments, LLC invested approximately $53.4 million in the PIPE Investment.

On July 15, 2022, at a special meeting of stockholders (“Special Meeting”), BRPM’s stockholders voted to approve the Business Combination. Prior to the Special Meeting, a total of 15,883,395 shares of Class A common stock were presented for redemption for cash at a price of $10.00 per share.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a former blank check company incorporated as a Delaware corporation whose business purpose was to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our Sponsor is B. Riley Principal 150 Sponsor Co., LLC, a Delaware limited liability company (the “Sponsor”).

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

Upon the closing of the Public Offering and the private placement, $172.5 million ($10.00 per Unit) of the net proceeds of the Public Offering and certain of the proceeds of the private placement was placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as Trustee (the “Trust Account”), and were be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

On October 24, 2021, the Company, entered into an Agreement and Plan of Merger (as amended on December 29, 2021 and March 10, 2022 the “Merger Agreement”) with BRPM Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and FaZe Clan Inc., a Delaware corporation (“Legacy FaZe”), pursuant to which, among other transactions, on July 19, 2022, Merger Sub merged with and into FaZe (the “Merger”), whereupon the separate corporate existence of Merger Sub ceased and FaZe continued as the surviving corporation in the Merger as a wholly owned subsidiary of BRPM (the Merger with the other transactions described in the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination (“Closing”), BRPM changed its name to “FaZe Holdings Inc.” (sometimes referred to herein as “New FaZe”).

See Note 9 in Part I, Item 1 for a description of the Closing.

Results of Operations

Our business activities from inception to June 30, 2022 consisted primarily of our preparation for our Public Offering that was completed on February 23, 2021. Since the Public Offering on February 23, 2021, our business activities have consisted primarily of identification and evaluation of prospective acquisition targets for an initial business combination. As of June 30, 2022, we had neither engaged in any operations nor generated any operating revenues. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $2.2 million. Our net income for the three months ended June 30, 2022, consisted of interest income earned in the amount of $0.2 million on funds held in the Trust Account, loss from operations in the amount of $1.1 million, and an unrealized gain on change in fair value of warrant liability in the amount of $3.1 million. For the three months ended June 30, 2021, we had a net loss of $1.8 million. Our net loss for the three months ended June 30, 2021, consisted of interest income earned in the amount of $6,261 on funds held in the Trust Account, loss from operations in the amount of $0.3 million and an unrealized loss on change in fair value of warrant liability in the amount of $1.5 million.

For the six months ended June 30, 2022, we had net income of $4.6 million. Our net income for the six months ended June 30, 2022, consisted of interest income earned in the amount of $0.2 million on funds held in the Trust Account, loss from operations in the amount of $2.1 million, and an unrealized gain on change in fair value of warrant liability in the amount of $6.4 million. For the six months ended June 30, 2021, we had a net loss of $2.4 million. Our net loss for the six months ended June 30, 2021, consisted of interest income earned in the amount of $10,336 on funds held in the Trust Account, loss from operations in the amount of $0.5 million, warrant issue costs of $0.1 million, and an unrealized loss on change in fair value of warrant liability in the amount of $1.8 million.

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

As of June 30, 2022, the Company had $41,836 in its operating bank account, $172.8 million held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its public shares in connection therewith and working capital deficit of $4.2 million, which excludes Delaware franchise taxes payable of $30,907 (which is included in accounts payable and accrued expenses at June 30, 2022) as franchise taxes are paid from the Trust Account from interest income earned.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months through August 2023. As a result of the completion of the merger with Legacy FaZe on July 19, 2022, the Company expects to continue to incur significant operating losses for the foreseeable future since Legacy FaZe has incurred losses since inception. However, based on anticipated spend and cash received from the completion of the merger as more fully described in Note 8 and Note 9 and cash needs to fund operations, the Company currently expects that it will have sufficient cash to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance. As such, substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Administrative Services Agreement

As of June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 18, 2021, we entered into an administrative support agreement pursuant to which we have agreed to pay an affiliate of the Sponsor a total of $3,750 per month for office space, administrative and support services, through the completion of the Business Combination on July 19, 2022.

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

Additionally, we engaged B. Riley Securities as the placement agent for the PIPE Investment. Pursuant to this engagement, at the closing of the Business Combination, we paid B. Riley Securities a fee of $3,471,625.

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

On July 19, 2022, in connection with the consummation of the Business Combination and as contemplated by the Merger Agreement, the Company entered into the Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with the Sponsor, New FaZe’s directors and officers, certain stockholders of BRPM and certain stockholders of Legacy FaZe. Pursuant to the A&R Registration Rights Agreement, New FaZe agreed to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of New FaZe Common Stock and other equity securities of New FaZe that are held by the parties thereto from time to time. In certain circumstances, various parties to the A&R Registration Rights Agreement can collectively demand up to four underwritten offerings within any 12-month period and are entitled to certain piggyback registration rights, in each case subject to certain limitations set forth in the A&R Registration Rights Agreement.

Critical Accounting Estimates and Policies

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. All shares of Class B common stock are assumed to convert to shares of Class A common stock on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the Warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings (loss) per common share is the same as basic earnings per common share for all periods presented.

Redeemable Shares

As of June 30, 2022, all of the 17,250,000 Public Shares sold as part of the Public Offering contained a redemption feature as described in the final prospectus filed in connection with our Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of stockholders’ equity on our Condensed Balance Sheet.

On July 15, 2022, at a special meeting of stockholders (“Special Meeting”), BRPM’s stockholders voted to approve the Business Combination. Prior to the Special Meeting, a total of 15,883,395 shares of Class A common stock were presented for redemption for cash at a price of $10.00 per share.

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

As of June 30, 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures are not effective as of June 30, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the accounting treatment for complex financial instruments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. A detailed discussion of our risk factors was included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 7, 2022. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements and other information contained in this Quarterly Report. Any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2021, could materially affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAZE HOLDINGS INC.

Date: August 12, 2022	By:	/s/ Lee Trink
	Name:	Lee Trink
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)