Form 10-Q
period 2022-09-30
FaZe Holdings Inc.
filed 2022-11-14
CIK 1839360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 1
4
, 2022, there were 72,506,849 shares of common stock, par value $0.0001 per share, were issued and outstanding.

FaZe Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
FaZe Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$43,872	$17,018
Accounts receivable, net	18,792	6,266
Contract assets	2,959	4,118
Inventory	—	6
Content asset, net	—	474
Prepaid expenses	8,833	944
Other assets	1,795	5,246
Total Current Assets	76,251	34,072

Restricted cash	600	600
Property, equipment and leasehold improvements, net	3,925	925
Intangible assets, net	947	738
Other long-term assets	679	733

TOTAL ASSETS	$82,402	$37,068

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$11,311	$28,381
Short-term debt	—	3,148
Contract liabilities	10,099	7,902
Other current liabilities	—	7

Total Current Liabilities	21,410	39,438

Long-term debt, net of discounts (Note 7)	—	70,854
Warrant liabilities	95	—
Other long-term liabilities	36	—
Total Liabilities	21,541	110,292

COMMITMENTS AND CONTINGENCIES (Note 10)
MEZZANINE EQUITY:
Series A preferred stock, $0.00001 par value; 3,545,529 shares of Legacy FaZe preferred stock authorized at December 31, 2021; 3,237,800 shares of Legacy FaZe preferred stock issued and outstanding at December 31, 2021	—	33,705
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 1,000,000 shares of the Company’s preferred stock authorized at September 30, 2022; zero share of the Company’s preferred stock issued and outstanding at September 30, 2022	—	—
Common stock, $0.0001 par value at September 30, 2022 and December 31, 2021, respectively; 500,000,000 and 71,033,146 shares of common stock authorized at September 30, 2022 and December 31, 2021, respectively; 70,258,004 and 18,841,538 shares of common stock issued and outstanding at September 30, 2022 and December 31, 2021, respectively	7	2
Additional paid-in capital	322,724	5,477
Accumulated deficit	(261,870)	(112,408)

Total Stockholders’ Deficit	60,861	(106,929)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT	$82,402	$37,068

FaZe Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and
per-share
information)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$14,012	$12,493	$48,621	$37,756
Cost of revenues	10,470	11,403	34,647	32,278

Gross profit	3,542	1,090	13,974	5,478
Operating expenses:
General and administrative	16,928	8,408	39,025	22,720
Sales and marketing	1,479	1,109	3,557	2,470
Impairment of content assets	—	—	1,073	—

Loss from operations	(14,865)	(8,427)	(29,681)	(19,712)
Other (income)/expense:
Interest expense, net	459	1,517	4,491	3,635
Change in fair value of warrant liabilities	(19)	—	(19)	—
Loss on debt extinguishment	115,292	—	115,292	—
Other, net	1	11	17	(56)
Total other (income)/expense:	115,733	1,528	119,781	3,579

Net loss	$(130,598)	$(9,955)	$(149,462)	$(23,291)

Net loss per common share - basic and diluted	$(2.39)	$(0.50)	$(4.65)	$(1.24)

Weighted-average number of common shares outstanding - basic and diluted	54,590,538	19,949,557	32,144,653	18,757,552

FaZe Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except shares and
per-share
information)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2020	7,397,055	$—	$3,086	$(75,542)	$(72,456)
Retroactive application of recapitalization (Note 3)	9,073,842	2	(2)	—	—

Adjusted balance, beginning of period	16,470,897	2	3,084	(75,542)	(72,456)
Issuance of common stock options and stock option reprice	—	—	653	—	653
Issuance of restricted stock awards	—	—	2	—	2
Issuance of common stock	2,226,683	—	720	—	720
Exercise of stock option	85,819	—	33	—	33
Net loss	—	—	—	(23,291)	(23,291)

Balance at September 30, 2021	18,783,399	$2	$4,492	$(98,833)	$(94,339)

Balance at December 31, 2021	8,461,706	$—	$5,479	$(112,408)	$(106,929)
Retroactive application of recapitalization (Note 3)	10,379,832	2	(2)	—	—

Adjusted balance, beginning of period	18,841,538	2	5,477	(112,408)	(106,929)
Stock based compensation expense	—	—	5,205	—	5,205
Issuance of common stock in connection with litigation settlement	28,994	—	294	—	294
Issuance of common stock upon vesting of restricted stock awards	212,767	—	—	—	—
Exercise of stock option	576,425	—	220	—	220
Exercise of common and preferred warrants	2,332,117	—	101	—	101
Conversion of preferred stock to FaZe common stock	7,209,555	1	33,704	—	33,705
Conversion of convertible debt to FaZe common stock	19,545,406	2	195,115	—	195,117
Issuance of earn-out shares	5,312,098	1	(1)	—	—
Conversion of B Riley Class B stock to FaZe common stock	4,832,500	—	—	—	—
Recapitalization transaction, net of equity issuance costs	1,366,604	—	(17,390)	—	(17,390)
Proceeds from PIPE offerings	10,000,000	1	99,999	—	100,000
Net loss	—	—	—	(149,462)	(149,462)

Balance at September 30, 2022	70,258,004	$7	$322,724	$(261,870)	$60,861

FaZe Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except shares and
per-share
information)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance at June 30, 2021	7,397,055	$—	$3,086	$(88,878)	$(85,792)
Retroactive application of recapitalization (Note 3)	9,073,842	2	(2)	—	—

Adjusted balance, beginning of period	16,470,897	2	3,084	(88,878)	(85,792)
Issuance of common stock options and stock option reprice	—	—	653	—	653
Issuance of restricted stock awards	—	—	2	—	2
Issuance of common stock	2,226,683	—	720	—	720
Exercise of stock option	85,819	—	33	—	33
Net loss	—	—	—	(9,955)	(9,955)

Balance at September 30, 2021	18,783,399	$2	$4,492	$(98,833)	$(94,339)

Balance at June 30, 2022	8,612,791	$—	$8,532	$(131,272)	$(122,740)
Retroactive application of recapitalization (Note 3)	10,565,165	2	(2)	—	—

Adjusted balance, beginning of period	19,177,956	2	8,530	(131,272)	(122,740)
Stock based compensation expense	—	—	2,546	—	2,546
Issuance of common stock upon vesting of restricted stock awards	167,806	—	—	—	—
Exercise of stock option	313,962	—	120	—	120
Exercise of common and preferred warrants	2,332,117	—	101	—	101
Conversion of preferred stock to FaZe common stock	7,209,555	1	33,704	—	33,705
Conversion of convertible debt to FaZe common stock	19,545,406	2	195,115	—	195,117
Issuance of earn-out shares	5,312,098	1	(1)	—	—
Conversion of B Riley Class B stock to FaZe common stock	4,832,500	—	—	—	—
Recapitalization t ransaction , net of equity issuance costs	1,366,604	—	(17,390)	—	(17,390)
Proceeds from PIPE offerings	10,000,000	1	99,999	—	100,000
Net loss	—	—	—	(130,598)	(130,598)

Balance at September 30, 2022	70,258,004	$7	$322,724	$(261,870)	$60,861

FaZe Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,462)	$(23,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	378	(26)
Additions to content asset	(599)	—
Depreciation & amortization expense	1,230	675
Content asset impairments	1,073	—
Stock-based compensation expense	4,996	655
Change in fair value of warrant liabilities	(19)	—
Non-cash interest expense	4,491	3,635
Loss on debt extinguishment	115,292	—
Other	(37)	(73)
Change in operating assets and liabilities:
Accounts receivable and contract assets	(11,742)	(3,784)
Inventory	6	48
Prepaid expenses and other assets	(6,127)	(260)
Accounts payable and accrued expenses	(9,728)	(1,789)
Contract liabilities	2,197	3,053
Other current liabilities	(7)	(50)
Short-term debt	(420)	—
Other long term liabilities	36	—

NET CASH USED IN OPERATING ACTIVITIES	$(48,442)	$(21,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,804)	(305)
Purchase of intangible assets	(607)	(314)
Issuance of note receivable	—	(123)

NET CASH USED IN INVESTING ACTIVITIES	$(4,411)	$(742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of loan principal	(21,123)	(385)
Proceeds from issuance of term loan	20,000	—
Proceeds from issuance of convertible debt	—	35,675
Issuance of common stock in connection with exercise of stock options	220	—
Payments of transaction fees by Legacy FaZe	(25,146)	—
Proceeds from recapitalization of B. Riley 150 , net of B. Riley 150 redemptions and transaction costs	5,655	—
Proceeds from PIPE offering	100,000	—
Proceeds from conversion of preferred and common warrants	101	—
Payment of debt issuance costs	—	(254)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$79,707	$35,036

NET CHANGE IN CASH AND RESTRICTED CASH	26,854	13,087
Cash and restricted cash at beginning of period	17,618	4,431

CASH AND RESTRICTED CASH AT END OF PERIOD	$44,472	$17,518

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash	$43,872	$16,918
Restricted cash	600	600

Cash and restricted cash	$44,472	$17,518

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$3,027	$—
SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of deferred transaction costs included in accounts payable	$—	$1,764
Issuance of common stock in connection with litigation settlement	294	720
Purchase of property, plant and equipment in accrued expenses	28	—
Issuance of common stock in connection with exercise of stock options prior to receipt of cash	—	33
Conversion of convertible notes and accrued interest into common stock under original contractual terms	17,551	—
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	$33,705	$—

FAZE HOLDINGS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AS OF AND FOR THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

1.	DESCRIPTION OF THE BUSINESS
FaZe Holdings Inc. (“FaZe” or the “Company”), is a lifestyle and media platform rooted in gaming and youth culture. The Company’s premium brand, talent network, and large audience can be monetized across a variety of products and services.
On July 19, 2022 (the “Closing Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of October 24, 2021 (as amended in December 2021 and March 2022), by and among B. Riley 150 Merger Corp. (“B. Riley 150”), a special purpose acquisition company, and BRPM Merger Sub, Inc., a directly wholly owned subsidiary of B. Riley 150 (“Merger Sub”) and FaZe Clan, Inc. (“Legacy FaZe”), the parties consummated the merger of Merger Sub with and into Legacy FaZe, with Legacy FaZe continuing as the surviving corporation (the “Merger”), as well as the other transactions contemplated by the Merger Agreement (the Merger and such other transactions, the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), Legacy FaZe became a wholly owned subsidiary of B. Riley 150, which changed its name to “FaZe Holdings Inc.” The Merger is further described in Note 3,
Business Combination.
Legacy FaZe determined that it was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. The Merger was accounted for as a reverse recapitalization, in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Under this method of accounting, B. Riley 150 was treated as the acquired company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Legacy FaZe issuing stock for the net assets of B. Riley 150, accompanied by a recapitalization. The net assets of B. Riley 150 were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Legacy FaZe.
In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock issued to Legacy FaZe’s common stockholders in connection with the Business Combination. As a result, these financial statements represent the continuation of Legacy FaZe and the historical shareholders’ deficit. Common stock, preferred stock and loss per share of Legacy FaZe prior to the Business Combination have been retrospectively adjusted for the Business Combination using an exchange ratio of 2.2267 (“Equity Value Exchange Ratio”). The accumulated deficit of Legacy FaZe has been carried forward after the Business Combination.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding annual financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the ASC, and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Unaudited Interim Condensed Consolidated Financial Information
The accompanying Condensed Consolidated Balance Sheet as of September 30, 2022, Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2022 and 2021, Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and Condensed Consolidated Statements of Stockholders’ Deficit for the three months and nine months ended September 30, 2022 and 2021 are unaudited. The financial data and other information contained in the notes thereto as of and for the three months and nine months ended September 30, 2022, and 2021 are also unaudited. The Consolidated Balance Sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements incorporated by reference in the Company’s Form
S-1/A,
which was filed with the SEC on September 29, 2022.
The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in the opinion of management, reflect all normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2022, the results of its operations for the three months and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020, and the notes thereto.
The results for the three months and nine months ended September 30, 2022, are not necessarily indicative of results to be expected for the year ended December 31, 2022, or any other interim periods, or any future year or period.
The significant accounting policies used in preparation of these unaudited interim condensed consolidated financial statements are consistent with those described in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation
of the Company’s condensed consolidated financial statements in conformity
with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the
COVID-19
pandemic. Significant estimates include revenue recognition, allowance for doubtful accounts, warrant liabilities, valuation of the Company’s common stock before the Business Combination, stock-based compensation expense, and income taxes. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from management’s estimates.
Reclassification
Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the reported results of operations. Contract assets and accounts receivable have been consolidated into accounts receivable and contract assets on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021. In addition, prepaid expenses has been reclassified out of prepaid expenses and other assets, with prepaid expenses and other assets presented as separate line items on the Consolidated Balance Sheet as of December 31, 2021.
COVID-19
The continuing presence of
COVID-19
around the world has affected the United States and global economies and has affected the Company’s operations and those of third parties upon which the Company relies, including disruption in staffing, order fulfillment, and demand for product. In addition, the
COVID-19
pandemic has and may continue to affect the Company’s revenues. Additionally, while the duration and potential economic impact brought by the
COVID-19
pandemic are difficult to assess or predict, the
COVID-19
pandemic may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The continuing impact of the
COVID-19
pandemic is highly uncertain and subject to change. The Company continues to monitor
COVID-19
and the extent to which the continued spread of the virus adversely affects the Company’s customer base and revenue. As
COVID-19
is complex and evolving, the Company’s plans as described above may change. At this point, the Company cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on the business, results of operations, financial position, and cash flows.
Content Asset, net
The Company produces programming content which it plans to broadcast on online video and streaming platforms. Costs of produced content consist of development and production costs. These costs are capitalized as “Content Asset, net” on the Condensed Consolidated Balance Sheets.
Each title is predominantly monetized on its own. At the specific title level, the Company tests the content asset for impairment when events and circumstances indicate that its fair value may be less than its unamortized cost. If the carrying value of a content asset exceeds its estimated fair value, an impairment charge will be recorded in the amount of the difference.
In April 2022, the Company performed an evaluation of its content asset and determined that the underlying programming of the content asset will not be released. In addition, the Company determined that the content asset has no further utility. Accordingly, the Company recorded an impairment loss of $1.1 million to write off the entire carrying value of content asset. As such, the Company has no content asset balance as of September 30, 2022. Content asset balance as of September 30, 2021 was 0.2 million.
The Company’s policy is to amortize the content asset once the content airs. Given that the content was fully written off prior to airing, no amortization expense was recorded for the three and nine months ended September 30, 2022. The Company does not own any purchased or licensed programming content.

Exploitation costs such as marketing, advertising, publicity, promotion, and other distribution expenses directly connected with the distribution of the content asset are expensed as incurred.
Revenue Recognition and Contract Balances
In May 2014, the FASB issued new accounting guidance related to revenue recognition. On January 1, 2019, the Company adopted the new accounting standard and related amendments using the modified retrospective approach. Based on the Company’s assessment, the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”) did not have a material impact to the Company’s condensed consolidated financial statements and there were no material differences between the Company’s adoption of ASC 606 and its historic accounting under
ASC
605, Revenue Recognition.
Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s payment terms and conditions vary by customer and contract type. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company does not adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company’s transfer of a promised product or service to the Company’s customer and payment for that product or service will be one year or less.
The Company generally records a receivable related to revenue when the Company has an unconditional right to invoice and receive payment. Contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized, including management’s estimate of variable consideration that has been included in the transaction price exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time. These contract assets are reclassified to receivables when the right to consideration becomes unconditional. For the three months and nine months ended September 30, 2022, and 2021, no impairment was recorded from contract assets.
The Company’s allowances for doubtful accounts are typically immaterial and, if required, are based on management’s best estimate of expected credit losses inherent in the Company’s accounts receivable balance.
Contract liabilities are recorded in the event that the Company bills for services in advance of the time the services are performed, or when cash payments are received or due in advance of satisfying the Company’s performance obligations, even if amounts are refundable. Contract liabilities recorded at September 30, 2022, and December 31, 2021, represent the Company’s accounting for the timing difference between when the customer is billed or funds are received and when the performance obligation is satisfied. During the nine months ended September 30, 2022 and 2021, the Company recognized $7.8 million and $0.8 million as revenue that was relating to the contract liability balance as of January 1, 2022 and 2021, respectively.

The following table disaggregates the Company’s revenue by major type for the three months ended
and nine months ended September 30, 2022, and 2021:

	(in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Brand sponsorships	$7,072	$6,385	$28,054	$17,080
Content	4,098	3,413	10,641	13,826
Consumer products	471	1,769	2,328	4,001
Esports	2,322	837	7,285	2,651
Other	49	89	313	198

Total revenue	$14,012	$12,493	$48,621	$37,756

The section below describes the Company’s revenue recognition policies and significant judgments in further detail for each major revenue source of the Company.
Brand Sponsorships
The Company offers advertisers a full range of promotional vehicles, including but not limited to online advertising, livestream announcements, content generation, social media posts, logo placement on the Company’s official merchandise, and special appearances of members of the Company’s talent roster. The Company’s brand sponsorship agreements may include multiple services that are capable of being individually distinct, however the intended benefit is an association with the Company’s brand and the services are not distinct within the context of the contracts. Revenues from brand sponsorship agreements are recognized ratably over the contract term. Payment terms and conditions vary, but payments are generally due periodically throughout the term of the contract. In instances where the timing of revenue recognition differs from the timing of billing, management has determined the brand sponsorship agreements generally do not include a significant financing component.
Content
The Company generates and produces original content which the Company monetizes through Google’s AdSense service. Revenue is variable and is earned when the visitor views or “clicks through” on the advertisement. The amount of revenue earned is reported to the Company monthly and is recognized upon receipt of the report of viewership activity. Payment terms and conditions vary, but payments are generally due within 30 to 45 days after the end of each month.
The Company grants exclusive licenses to customers for certain content produced by the Company’s talent. The Company grants the customer a license to the intellectual property, which is the content and its use in generating advertising revenues, for a pre-determined
period, for an amount paid by the customer upon execution of the contract. The Company’s only performance obligation is to license the content for use in generating advertising revenues, and recognizes the full contract amount at the point at which the Company provides the customer access to the content, which is at the execution of the contract. The Company has no further performance obligations under these types of contracts and does not anticipate generating any additional revenue from these arrangements apart from the contract amount.

Principal Versus Agent Considerations
A significant amount of the Company’s brand sponsorship and content revenues are generated from the Company’s talent, who are under exclusive, multi-year contracts. The Company’s talent consists of highly trained independent contractors, whose compensation is tied to the revenue that they generate. Management has evaluated the terms of the Company’s brand sponsorship and content agreements and has concluded the Company is the principal. Brand sponsorship and content revenues are reported on a gross basis, while revenue-sharing and other fees paid to the Company’s talent are recorded as cost of revenues. The Company owns the brand and intellectual property, takes primary responsibility for delivery of services, and exercises control over content generation and monetization. The Company contracts directly with Google on its Company operated channels, and the talent contracts directly with Google on their own channels. As part of the Company’s contracts with its talent, the Company agrees to serve as the talent’s exclusive management company as it relates to any and all type of work the talent may perform, including content creation and advertising revenue generated from the content. While the talent owns the content they create while they are under contract with the Company, the talent grants the Company an exclusive perpetual license to the content, and the Company grants limited usage rights of that content back to the talent, conditional upon them complying with their contract. Furthermore, all income earned from services provided by the talent related to gaming, Esports, content creation, or the business of the Company, which includes revenue from advertising via talent content, is subject to the talent agreement and is payable to the Company. In addition, the Company’s contracts with its talent specify rules and restrictions on the content the talent can create and post. As such, through its contracts with talent, the Company is the principal because the Company is the entity exercising primary control over the content generated in the YouTube channels being monetized.
Consumer Products
The Company earns consumer products revenue from sales of the Company’s consumer products on the Company’s website or at live or virtual events. Revenues are recognized at a point in time, as control is transferred to the customer upon shipment. The Company offers customer returns and discounts through a third-party distributor and accounts for this as a reduction to revenue. The Company does not offer loyalty programs or other sales incentive programs that are material to revenue recognition. Payment is due at the time of sale. The Company has outsourced the design, manufacturing, fulfillment, distribution, and sale of the Company’s consumer products to a third party in exchange for royalties based on the amount of revenue generated. Management evaluated the terms of the agreement to determine whether the Company’s consumer products revenues should be reported gross or net of royalties paid. Key indicators that management evaluated in determining whether the Company is the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

•	the Company is the party that is primarily responsible for fulfilling the promise to provide the specified good or service,

•	the Company has inventory risk before the good is transferred to the customer, and

•	the Company is the party that has discretion in establishing pricing for the specified good or service.
Based on management’s evaluation of the above indicators, the Company reports consumer products revenues on a gross basis.
Esports
League Participation
: Generally, The Company has one performance obligation—to participate in the overall Esport event—because the underlying activities do not have standalone value absent the Company’s participation in the tournament or event. Revenue from prize winnings and profit-share agreements is variable and is highly uncertain. The Company recognizes revenue at the point in time when the uncertainty is resolved.

Player Transfer Fees
: Player transfer agreements include a fixed fee and may include a variable fee component. The Company recognizes the fixed portion of revenue from transfer fees upon satisfaction of the Company’s performance obligation, which coincides with the execution of the related agreement. The variable portion of revenue is considered highly uncertain and is recognized at the point in time when the uncertainty is resolved.
Licensing of Intellectual Property
: The Company’s licenses of intellectual property generate royalties that are recognized in accordance with the royalty recognition constraint. That is, royalty revenue is recognized at the time when the sale occurs.
Transaction Price Allocated to the Remaining Performance Obligations
For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of September 30, 2022 were not material.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC
815-10-15-74(a)
are classified as equity, and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are accounted for as equity-classified are further discussed in Note 8,
Equity
. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs as further discussed in Note 6,
Private Placement Warrants and Recurring Fair Value Measurements
.
Stock-Based Compensation
The Company accounts for its stock-based awards in accordance with ASC 718, Compensation – Stock Compensation, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards.
Legacy FaZe has issued stock options before there was an active market for the Company’s common stock. The Board of Directors (the “Board”) was required to estimate the fair value of the Company’s common stock at the time of each award. The Board considered numerous objective and subjective factors in determining the value of the Company’s common stock at each grant date, including the following: (1) the per-share
price of issuances of the Company’s preferred stock, which the Company sold to outside investors in arm’s-length
transactions, and the rights, preferences, and privileges of the Company’s preferred stock and common stock; (2) valuations performed by an independent valuation specialist; (3) the Company’s stage of development and revenue growth; (4) the fact that the awards involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the shares of common stock underlying the awards, such as an initial public offering or sale of the Company, given prevailing market conditions. The Company believed this to have been a reasonable methodology based on certain arm’s-length
transactions involving the Company’s preferred stock, supported by the results produced by this valuation methodology. Since the Business Combination, the Company’s common stock is now actively traded, so the fair value of the common stock is readily available.

For stock options, the Company estimates the fair value using the Black-Scholes model. The fair value is expensed over the requisite service periods of the awards (usually one to four years), in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a change in control event). As there was no public market for its common stock at the time of the stock option grant, the Company determined the volatility for options granted based on an analysis of reported data for a peer group of companies. The expected volatility of options granted has been estimated based on an average of the historical volatility measures of this peer group of companies. The expected life of options has been estimated utilizing the “simplified method” due to the lack of available or sufficient historical exercise data for the Company for the applicable options terms. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. As the Company’s stock is now publicly traded after the Business Combination, the fair value of the Company’s stock and the volatility is readily available.
The Black-Scholes model requires the input of certain assumptions that require the Company’s judgment, including the fair value of common shares before the Business Combination, expected term, and the expected price volatility of the underlying stock. The assumptions used in calculating the fair value of stock-based compensation represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change resulting in the use of different assumptions, stock-based compensation expense could be materially different in the future. The Company accounts for forfeitures of stock-based awards as they occur.
Fair Value Measurement
The fair value hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy consists of the following three levels:
Level
 1
: Quoted prices in active markets for identical assets or liabilities
Level
 2
: Quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities
Level
 3
: Unobservable inputs which are supported by little or no market activity
The carrying amount of the Company’s financial instruments, including cash, accounts receivable, notes receivable, and accounts payable, approximate fair value due to their short-term nature.
The Company’s private placement warrants (the “Private Placement Warrants”) are accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the Condensed Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations.
See Note 6,
Private Placement Warrants and Recurring Fair Value Measurements,
for additional information on the Company’s liabilities measured at fair value.

Loss Per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted average shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted-average shares of the Company’s common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share. As the Company has incurred losses in all periods presented, all potentially dilutive securities are antidilutive. See Note 12,
Loss Per Share,
for additional information on dilutive securities.
Segment Reporting
Operating segments are defined as components of an entity for which separate financial information is available and is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined that its Chief Executive Officer is the CODM. The Company operates and reports financial information in one segment, as the CODM reviews financial information presented on a consolidated basis, at the Company level, for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.
As of September 30, 2022 and December 31, 2021, the Company did not have material assets located outside of the United States. For the three months and nine months ended September 30, 2022, the Company had $1.8 million and $4.0 million of revenue, respectively, earned outside of the United States. The Company earned no material revenue outside of the United States for three months and nine months ended September 30, 2021.
Revisions to Previously Issued Financial Statements
As previously disclosed in the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020, Legacy FaZe identified a misapplication of the accounting guidance related to accounting for customer returns and discounts. For the nine months ended September 30, 2021, Legacy FaZe recorded $0.8 million in customer discounts and $0.3 million in customer returns. Legacy FaZe had accounted for these as Cost of revenues, as opposed to as a reduction to Revenues.
Legacy FaZe assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99,
Materiality
, and ASC
250-10,
Accounting Changes and Error Corrections
. As this is a reclassification between Revenues and Cost of revenues, gross margin and net loss are not impacted. The error did not have any effect on Legacy FaZe’s previously reported Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Shareholders’ Deficit. The Company determined that this error was not material to the financial statements for the nine months ended September 30, 2021. The Company elected to correct this immaterial error as revision to previously issued financial statements and has revised the September 30, 2021 financial statements presented herein.
The following tables set forth the effects of the revisions on the affected line items within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021:

	Nine months ended
	September 30, 2021
	As previously	Revision
	reported	adjustments	As revised
	(in thousands)
Revenues	$38,808	$(1,052)	$37,756
Cost of revenues	33,330	(1,052)	32,278

Gross profit	$5,478	$—	$5,478

The following tables set forth the effects of the revisions on the affected line items within Note 2,
Summary of Significant Accounting Policies
, section
Revenue Recognition and Contract Balances
for the financial statements for the nine months ended September 30, 2021:

	Nine months ended
	September 30, 2021
	As previously	Revision
	reported	adjustments	As revised
	(in thousands)
Brand sponsorships	$17,080	$—	$17,080
Content	13,826	—	13,826
Consumer products	5,053	(1,052)	4,001
Esports	2,651	—	2,651
Other	198	—	198

Total revenue	$38,808	$(1,052)	$37,756

Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06,
Debt–Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)
. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company adopted the standard with an effective date of January 1, 2022 using the modified retrospective approach. The adoption of this ASU impacted the Company’s accounting for the conversion of convertible debt under original contractual terms at the Merger on July 19, 2022 as discussed in Note 7,
Debt
.
In May 2021, the FASB issued ASU
2021-04,
Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic
470-50),
Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40):
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.
The amendments are designed to clarify an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity-classified after modification or exchange. The ASU provides guidance on how an issuer would measure and recognize the effects of these transactions. The standard provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The ASU is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU
2021-04
prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted the standard with an effective date of January 1, 2022. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
As an emerging growth company, the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an emerging growth company. The adoption dates discussed below reflect this election.
In February 2016, the FASB issued ASU
2016-02,
Leases
(Topic 842)
, which requires lessees to recognize a
right-of-use
(“ROU assets”) asset and a lease liability for all leases with terms greater than 12 months and requires disclosures by lessees and lessors about the amount, timing, and uncertainty of cash flows arising from leases. After the issuance of ASU
2016-02,
the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. The ASU is effective for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In September 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting data based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgements used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU
2019-12,
Income Taxes
(Topic-740):
Simplifying the Accounting for Income Taxes
, which is intended to simplify various aspects related to accounting for income taxes. ASU
2019-12
removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3.	BUSINESS COMBINATION
As discussed in Note 1,
Description of the Business
, on July 19, 2022, the Business Combination was consummated. The following transactions occurred in connection with the Business Combination:

•
Redemption of 15,883,395 shares of B. Riley 150 public shares that occurred subsequent to B. Riley 150 stockholders exercising their right to redeem public shares for their pro rata share of the trust account;

•
10,000,000 shares of the Company’s common stock at a purchase price of $10.00 per share were sold and issued for an aggregate purchase price of $100.0 million pursuant to the subscription agreements entered in connection with the PIPE investment, including purchases made by the Company PIPE investor, sponsor related PIPE investors, and third-party investors, and inclusive of shares issued to the sponsor pursuant to the backstop commitment under the sponsor support agreement, representing the portion of the PIPE investment not purchased by third-party investors;

•
525,782 shares of Legacy FaZe’s options to its executives, 1,450,914 shares of Legacy FaZe options, representing 75% of the unvested Legacy FaZe’s options outstanding under its existing incentive plans that remain unvested as of the effective time were vested;

•
42,441 shares of the Company’s restricted stock awards were vested at the Closing, pursuant to existing contractual terms. In addition, 923,886 shares of the Company’s restricted stock awards will vest 90 days after the Closing, pursuant to amendments to certain restricted stock awards entered prior to the Closing;

•
1,047,623 shares of Legacy FaZe’s warrants (including 292,790 shares of preferred stock warrants and 754,833 shares of common stock warrants) were exercised into Legacy FaZe’s common stock and preferred stock, respectively;

•	3,237,800 shares of Legacy FaZe’s preferred stock were converted into Legacy FaZe common stock on a one-to-one basis;

•
$72.9 million of Legacy FaZe’s convertible debt (including 2021 Cox Convertible Promissory Notes, 2021 Convertible Promissory Notes, 2020 Secured Convertible Note Purchase Agreements and Secured Convertible Promissory Notes, and 2020 Convertible Promissory Notes) were converted into Legacy FaZe common stock, with $6.9 million accrued interest converted into the common stock, and $2.6 million accrued interest settled in cash;

•
All 22,902,063 shares of issued and outstanding Legacy FaZe’s common stock (including shares of its common stock issued pursuant to the exercise of common stock and preferred stock purchase warrants and the conversion of its convertible debts and the preferred stocks) were surrendered and exchanged into 50,995,637 shares of the Company’s common stock calculated using the Equity Value Exchange Ratio;

•	The Company entered into earn-out agreements to remove restrictions of legally outstanding shares if certain share price milestones are achieved. Refer to Note 8, Equity ; and

•
The Company assumed public and private placement warrants from B. Riley 150. Refer to Note 8,
Equity
, for the public warrants (the “Public Warrants”) and Note 6,
Private Placement Warrants and Recurring Fair Value Measurements
, for the Private Placement Warrants.

As of the Closing Date and following the completion of the Business Combination, the Company had the following outstanding securities:

•	70,132,639 shares of common stock, with a par value of $0.0001 per share.

•	5,923,333 warrants, consisting of 5,750,000 Public Warrants and 173,333 Private Placement Warrants.
As a result of the Business Combination, Legacy FaZe received net cash consideration of $57.8 million. Legacy FaZe and B. Riley 150 incurred costs that were considered direct and incremental costs associated with the transaction. These costs amounted to $25.9 million and were treated as a reduction of additional paid-in
capital.
Cash flows provided to or paid by Legacy FaZe or the Company in connection with the Business Combination are included in the Company’s Condensed Consolidated Statements of Cash Flows as financing activities.

4.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements as of September 30, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	September 30,	December 31,
	2022	2021
Furniture / Fixtures	$743	$159
Computer equipment	3,588	708
Vehicles	106	106
Leasehold improvements	663	731

Subtotal	5,100	1,704
Less accumulated depreciation	(1,175)	(779)

Property, equipment and leasehold improvements, net	$3,925	$925

Depreciation expense totaled $0.3 million and $0.8 million for the three months and nine months ended September 30, 2022, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. During the three months and nine months ended September 30, 2022, the Company disposed of certain leasehold improvements that were fully depreciated at the time of disposal, and there was no gain or loss on disposal.

5.	INTANGIBLE ASSETS
Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

		(in thousands)
As of September 30, 2022	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Website development	3 years	$332	$145	$187
Talent acquisition	2 – 3 years	1,237	477	760

Intangible assets, net		$1,569	$622	$947

		(in thousands)
As of December 31, 2021	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Website development	3 years	$211	$75	$136
Talent acquisition	2 – 3 years	1,653	1,051	602

Intangible assets, net		$1,864	$1,126	$738

Amortization expense totaled $0.2 million and $0.4 million for the three months and nine months ended September 30, 2022, respectively, and $0.1 million and $0.4 million for the three months and nine months ended September 30, 2021, respectively.
The following table presents the estimated future amortization of intangible assets:

Years ending December 31,	(in thousands)
2022 (remainder)	$155
2023	456
2024	311
2025	25

Total future amortization of amortizable intangible assets	$947

During the nine months ended September 30, 2022, the Company removed $0.9 million of intangible assets, that were fully amortized from intangible assets and accumulated amortization, and there was no gain or loss on the removal. The Company did not have any fully amortized intangible assets as of September 30, 2022.

6.	PRIVATE PLACEMENT WARRANTS AND RECURRING FAIR VALUE MEASUREMENTS
Warrant Liability
Prior to the Business Combination, B. Riley 150 issued 173,333 Private Placement Warrants with an exercise price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, as described in Note 8,
Equity
, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) were not transferable, assignable or salable until August 18, 2022 and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. The sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants can be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. Upon the Closing of the Business Combination, the Company has determined that the Private Placement Warrants are classified as liabilities and marked to market at each reporting period.
A Black-Scholes model is used to value the Private Placement Warrants at each reporting period. The change in fair value of warrants is recognized as part of change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, discount rate and dividend yield. The Company estimates the volatility of its common stock based on a binomial lattice model using the stock price and the price of the Public Warrants as of the valuation date, risk-free interest rate, and the expected life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remai
n at
zero
.

The key inputs into the Black-Scholes model in determining the fair value of the Private Placement Warrants were as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.1%	1.3%
Expected term (years)	4.8	5.5
Expected volatility	5.1%	18.5%
Exercise price	$11.50	$11.50
Dividend yield	0	0
The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability since the Closing Date:

(in thousands)
Warrant liabilities at July 19, 2022	$114
Change in fair value of warrant liabilities	(19)

Warrant liabilities at September 30, 2022	$95

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. As of December 31, 2021, no assets and liabilities were measured at fair value on a recurring basis.

	(in thousands)
	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Liabilities:
Private Placement Warrants	$95	$—	$—	$95

Total	$95	$—	$—	$95

7.	DEBT
As of September 30, 2022, there is no debt outstanding as all outstanding debts have been paid off or converted into Legacy FaZe common stock and eventually to Company common stock as a result of the Business Combination. Debt as of December 31, 2021 consisted of the following:

As of December 31, 2021
	(in thousands)
	Unpaid			Unamortized	Net Carrying
	Principal	Short-term	Long-term	Issuance Costs	Value
2021 Cox Convertible Promissory Note	$15,000	$—	$15,000	$—	$15,000
2021 Convertible Promissory Notes	675	—	675	—	675
2020 Secured Convertible Promissory Note	55,000	—	55,000	(358)	54,642
2020 Convertible Promissory Notes	2,525	2,025	500	—	2,525
2020 PPP Loan	1,123	1,123	—	—	1,123
Other loans	37	—	37	—	37

Total principal amount outstanding	$74,360	$3,148	$71,212	$(358)	$74,002

2021 Cox Convertible Promissory Notes
In August 2021, Legacy FaZe entered into an agreement with Cox Investment Holdings, Inc. (“Cox”) to which the Legacy FaZe sold convertible promissory notes totaling $10.0 million. The maturity date is the earliest of (a) December 15, 2023, (b) the consummation of an initial public offering, (c) the merger of Legacy FaZe with another entity, (d) a transaction pursuant to which more than 50% of Legacy FaZe’s equity securities come to be owned by an unrelated third party, (e) a sale of all or substantially all of the assets of Legacy FaZe, or (f) the consummation of a private round of equity financing resulting in aggregate gross proceeds to Legacy FaZe of at least $15.0 million (“Cox Qualified Financing”). In addition, Cox exercised its right to purchase an additional $5.0 million in Cox Convertible Promissory Notes in October 2021.
The convertible promissory notes are convertible, at the investor’s election, into shares of common stock or shares of the series or class of capital stock most recently sold in a Cox Qualified Financing consummated prior to such time. The conversion price is equal to the lesser of (a) the imputed pre-money
enterprise value of Legacy FaZe with respect to the Cox Qualified Financing most recently consummated prior to the time of determination, and (b) $250.0 million minus the then outstanding debt of Legacy FaZe in excess of $25.0 million, divided by the total number of shares of capital stock of Legacy FaZe then currently issued and outstanding, calculated on an as-exercised,
as-converted,
fully diluted basis, but excluding (a) shares of capital stock of Legacy FaZe issuable upon the conversion of the note, and (b) shares of capital stock issuable upon conversion of other convertible notes or indebtedness then outstanding.
The 2021 Cox Convertible Promissory Notes, which cannot be prepaid without consent of the holder, bear interest at a rate of 10.00% per annum and are secured against substantially all assets of Legacy FaZe.
Legacy FaZe evaluated the embedded conversion feature in accordance with ASC 815 and determined that embedded conversion feature did not meet the definition of a derivative and therefore did not account for it as a separate derivative liability.
As a result of the Business Combination, on the Closing Date, $15.0 million of Legacy FaZe’s 2021 Cox Convertible Promissory Notes with $1.3 million accrued interest were converted into 3,096,908 shares of the Company’s common stock pursuant to original contractual terms and derecognized at the carrying amount of the debt.

2021 Convertible Promissory Notes
In June and August 2021, Legacy FaZe entered into Convertible Promissory Note agreements with accredited investors pursuant to which Legacy FaZe sold Promissory Notes totaling $0.7 million. For each note issued, the maturity date is the second anniversary of the date of the Purchase Agreement. The conversion price is equal to 90% of the price per share sold in a preferred stock financing, provided the price is subject to adjustment in the event Legacy FaZe’s enterprise value is greater than $250.0 million on that date.
The 2021 Convertible Promissory Notes, which cannot be prepaid without consent of the holder, bear interest at a rate of 4.00% per annum and are subordinate and junior in right of payment to any senior indebtedness of Legacy FaZe.
Legacy FaZe evaluated the embedded conversion feature in accordance with ASC 815 and determined that embedded conversion feature did not meet the definition of a derivative and therefore did not account for it as a separate derivative liability.
As a result of the Business Combination, on the Closing Date, $0.7 million of Legacy FaZe’s 2021 Convertible Promissory Notes with $26,770 accrued interest were converted into 133,276 shares of the Company’s common stock pursuant to original contractual terms and derecognized at the carrying amount of the debt.
2020 Secured Convertible Note Purchase Agreements and Secured Convertible Promissory Notes
In December 2020, Legacy FaZe entered into a Secured Convertible Note Purchase Agreement as amended on February 22, 2021, April 23, 2021, and August 16, 2021 (together, the “Purchase Agreement”) with CPH Phase II SPV L.P. and CPH Phase III SVP L.P., accredited investors, (collectively referred to as “CPH Noteholders”) pursuant to which Legacy FaZe agreed to sell Secured Convertible Promissory Notes (the “CPH Notes”), for a total of up to $91.7 million, to the investors. Legacy FaZe issued Secured Convertible Promissory Notes to the investors for a total of $55.0 million.
In October 2021, Legacy FaZe entered into an agreement with the CPH Noteholders, for the settlement of the accrued interest on the CPH Notes and the settlement of the purchaser’s right, but not obligation, to purchase additional CPH Notes from Legacy FaZe for up to $36.7 million expiring in June 2022 (“CPH Right”). The CPH Right has an anti-dilution feature and survives beyond a change-in-control
event, including a merger transaction with a special purpose acquisition company. Legacy FaZe settled the accrued interest through February 1, 2022 and the CPH Right for 523,763 and 4,800,000 shares of the Company’s common stock, respectively, issuable upon the close of the Merger. The accrued interest after February 1, 2022 was paid in cash. The common stock and cash for accrued interest and the common stock for the CPH Right was settled upon close of the Merger on July 19, 2022.
For each note issued under the Purchase Agreement, the maturity date is the earlier of December 15, 2023 of either (i) an initial public offering, (ii) a transaction or series of related transactions pursuant to which more than 50% of Legacy FaZe’s equity securities come to be owned by an unrelated third party or (iii) the sale of all or substantially all of the assets of Legacy FaZe (a “Liquidity Event”). The CPH Notes are convertible, at the investor’s election, into shares of common stock or shares of the series or class of capital stock (“Conversion Shares”) sold in a private round of equity financing consummated after January 1, 2021 that result in gross proceeds of at least $15.0 million (a “CPH Qualified Financing”). The conversion price is equal to the imputed pre-money
enterprise value of Legacy FaZe with respect to the CPH Qualified Financing divided by the total number of shares of capital stock then currently issued and outstanding, calculated on an as-exercised,
as-converted,
fully diluted basis, but excluding shares of capital stock of Legacy FaZe issuable to the investor upon conversion of the CPH Notes. The conversion price is subject to adjustment in the event Legacy FaZe’s enterprise value is greater than $250.0 million at the time of conversion.

Legacy FaZe may prepay the CPH Notes in whole or in part at any time without penalty, provided the investor has the right to utilize the proceeds to purchase the Conversion Shares at the conversion price prior to the maturity date. The CPH Notes bear interest at 10.00% per annum and are secured against substantially all assets of Legacy FaZe.
Legacy FaZe evaluated the embedded conversion feature in accordance with ASC 815 and determined that embedded conversion feature did not meet the definition of a derivative and therefore did not account for it as a separate derivative liability.
As a result of the Business Combination, on the Closing Date, $54.7 million of Legacy FaZe’s 2020 Secured Convertible Note Purchase Agreements and Secured Convertible Promissory Notes, with $5.3 million accrued interest, were converted into 15,769,002 shares of the Company’s common stock. In addition, $2.6 million of accrued interest was settled by cash. Upon the conversion of such debts under the Merger Agreement terms, approximately $112.9 million of loss on debt extinguishment was recognized in the three months and nine months period ended September 30, 2022.
2020 Convertible Promissory Notes
In March — June 2020, Legacy FaZe entered into Convertible Promissory Note agreements with accredited investors pursuant to which Legacy FaZe sold Convertible Promissory Notes totaling $2.5 million. Subsequent to the execution of the Merger Agreement, in November and December 2021, Legacy FaZe entered into consent letters with each of the 2020 Convertible Promissory Note Holders wherein each note was converted into a number of shares of Legacy FaZe’s common stock immediately prior to the Merger. The conversion price was equal to $250.0 million or $200.0 million divided by the total number of shares of capital stock of Legacy FaZe issued and outstanding, calculated on an as-exercised,
as-converted,
fully diluted basis, but excluding shares of capital stock of Legacy FaZe issued or issuable upon conversion of the note and other convertible notes of Legacy FaZe.
The 2020 Convertible Promissory Notes, which cannot be prepaid without consent of the holder, bear interest at a rate of 4.00% per annum and are subordinate and junior in right of payment to any senior indebtedness of Legacy FaZe.
Legacy FaZe evaluated the embedded conversion feature in accordance with ASC 815 and determined that embedded conversion feature did not meet the definition of a derivative and therefore did not account for it as a separate derivative liability.
As a result of the Business Combination, on the Closing Date, $2.5 million of Legacy FaZe’s 2020 Convertible Promissory Notes, with $0.2 million accrued interest, were converted into 546,220 shares of the Company’s common stock. Upon the conversion of such debts under the Merger Agreement terms, approximately $2.4 million of loss on debt extinguishment was recognized in the three months and nine months period ended September 30, 2022.
2022 B.
 Riley Term Loan
In March 2022, Legacy FaZe entered into a Bridge Loan Agreement with B. Riley Commercial Capital, LLC (“B. Riley Lender”), an affiliate of B. Riley 150, pursuant to which Legacy FaZe received a term loan in the amount of $10.0 million in a single advance (“Initial Term Loan”). Upon receipt of a borrowing notice from Legacy FaZe to B. Riley Lender in April 2022, B. Riley Lender issued Legacy FaZe a second advance of $10.0 million (“Final Term Loan”). The maturity date is the Closing Date of the Merger Agreement.

The 2022 B. Riley
Term Loan accrues interest at a rate of 7.00% per annum, compounded quarterly, with such interest accrued on the last business day of each calendar quarter, and shall be paid in cash on the maturity date and is secured against substantially all assets of Legacy FaZe.
As a result of the Business Combination, on the Closing Date, the Company paid the $20.0 million 2022 B. Riley Term Loan and $0.4 million of accrued interest with the proceeds of the Merger.
2020 Paycheck Protection Program Loan
In May 2020, Legacy FaZe entered into a Promissory Note dated May 4, 2020 (the “PPP Loan”) with Harvest Small Business Finance, LLC (“Harvest”), pursuant to which Harvest agreed to make a loan to Legacy FaZe under the Paycheck Protection Program offered by the U.S. Small Business Administration in a principal amount of $1.1 million pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions and similar compensation, group health care benefits and paid leaves, rent, utilities, and interest on certain other outstanding debt.
Legacy FaZe is required to make principal and interest payments in monthly installments, beginning ten months after the last day of the covered period, on the balance that is not forgiven. The loan matures in May 2022 and bears interest at a rate of 1.00% per annum.
As a result of the Business Combination, on the Closing Date, the Company paid the $1.1 million of outstanding PPP Loan and $24,760 of accrued interest with the proceeds of the Merger.
Interest Expense
Interest expense for the three months September 30, 2022 was $0.5 million, comprised of $0.5 million of contractual interest expense and $9,519 of amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2022 was $4.5 million, comprised of $4.4 million of contractual interest expense and $0.1 million of amortization of debt issuance costs.

8.	EQUITY
Prior to the Business Combination, Legacy FaZe had two classes of capital stock outstanding: common stock and preferred stock. Following the Business Combination, the Company has one class of capital stock outstanding: common stock. The following summarizes the terms of the Company’s capital stock.
Preferred Stock
The Company had 3,545,529 shares of Legacy FaZe preferred stock authorized for issuance with a par value of $0.00001 per share as of December 31, 2021 and prior to the Closing of the Business Combination.
Pursuant to the Company’s second amended and restated certificate of incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001.
The Company had 3,237,800 shares of Legacy FaZe’s preferred stock issued and outstanding as of December 31, 2021. As a result of the Business Combination, 3,237,800 shares of Legacy FaZe’s preferred stock outstanding as of the Closing Date were converted into shares of Legacy FaZe’s common stock on a one-to-one
basis. As of September 30, 2022, the Company had no shares of preferred stock issued and outstanding.

Common Stock
The Company had 31,900,878 shares of Legacy FaZe common stock authorized for issuance with a par value of $0.00001 per share as of December 31, 2021 and prior to the Closing of the Business Combination.
Pursuant to the Company’s second amended and restated certificate of incorporation, the Company is authorized to issue up to 500,000,000 shares of common stock with a par value of $0.0001 per share.
The Company had 70,258,004 of common stock and 8,461,706 shares of Legacy FaZe’s common stock issued and outstanding as of September 30, 2022 and December 31, 2021 respectively.
Earn-out
Shares
As a result of the Business Combination, a number of the Company’s common stock (the “Seller Earn Out”) equal to 6% of the sum of i) the total number of the Company’s common stock issued and outstanding as of immediately after the Closing and ii) the total number of shares of the Company’s common stock equal to the product of the total number of net vested company option shares calculated as of immediately prior to the Closing and the Equity Value Exchange Ratio were issued and is subject to vesting and forfeiture conditions upon reaching certain VWAP per share during the period commencing 90 days after the Closing Date and ending five years after the Closing Date
(“Earn-out
Period”). Among other things further disclosed in the Merger Agreement, if the following events (“Trigger Event”) occurs on or before the five-year anniversary of the Business Combination:

•
the VWAP per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $12.00 for any 20 trading days within any period of 30 consecutive trading days, one-third
(“First Target
Earn-Out
Shares”) shall immediately vest and no longer be subject to the forfeiture conditions;

•
the VWAP per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $14.00 for any 20 trading days within any period of 30 consecutive trading days, one-third
(“Second Target
Earn-Out
Shares”) shall immediately vest and no longer be subject to the forfeiture conditions;

•
the VWAP per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $16.00 for any 20 trading days within any period of 30 consecutive trading days, one-third
(“Third Target
Earn-Out
Shares”) shall immediately vest and no longer be subject to the forfeiture conditions;

•
in the event of a sale during the
Earn-out
Period, to the extent that the holders of the Company’s common stock receive sale price that is greater than or equal to the applicable closing price, any
Earn-out
Shares that have not previously vested shall be deemed to have vested immediately prior to the closing of such sale, and the holders of any
Earn-out
Shares deemed vested shall be eligible to participate in such sale with respect to the sponsor
Earn-out
Shares on the same terms, and subject to the same conditions, as apply to the holders of the Company’s common stock. Upon the consummation of the sale, the
Earn-out
Period shall terminate.

As a result of the Business Combination, among other things further disclosed in the Sponsor Support Agreement, the sponsors agreed that (x) an aggregate of 2,156,250 sponsor shares shall be fully vested and (y) an aggregate of 2,156,250 sponsor shares (the “Sponsor
Earn-Out
Shares”) shall be subject to vesting or forfeiture, during the
Earn-out
Period, at the event the Trigger Event mentioned above occurs.
The
Earn-out
Shares meet the accounting definition of a derivative financial instrument, are considered to be indexed to the Company’s common stock and meet other the conditions in ASC
815-40,
Derivatives and Hedging: Contracts in Entity’s Own Equity, to be classified as equity.
As of September 30, 2022, the
Earn-Out
Period had not begun.

Public Warrants to Acquire Common Stock
Prior to the Business Combination, there were 5,750,000 Public Warrants issued and outstanding
in connection with the initial public offering of B. Riley 150 with an exercise price of $11.50 per share. The Public Warrants became exercisable 30 days after the Business Combination. Each whole share of the warrant is exercisable for one share of the Company’s common stock.
The Company may redeem the outstanding Public Warrants for $0.01 per warrant upon at least 30 days’ prior written notice of redemption given after the warrants become exercisable, if the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock dividends, sub-divisions,
reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period commencing after the warrants become exercisable and ending on the third trading day before the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders may, at any time after the redemption notice, exercise the Public Warrants on a cashless basis.
The Public Warrants meet the definition of a derivative financial instrument and the equity scope exception in ASC
815-10-15-74(a)
to be classified as equity, and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification.
As of September 30, 2022, all 5,750,000 Public Warrants remain outstanding.

9.	STOCK COMPENSATION EXPENSE
2022 Omnibus Incentive Plan
On October 24, 2021, the stockholders of the Company approved the 2022 Omnibus Incentive Plan (the “OIP”), which became effective as of the Closing Date of the Business Combination. The OIP allows grants of incentive stock options, non-statutory
stock options, stock appreciation rights, restricted stocks, restricted stock units, stock bonuses, other stock-based awards, cash awards, and substitute awards (“the “OIP Awards”) to selected officers, employees, partners, non-employee
directors, independent contractors, and consultants. The Company has 12,358,689 shares of common stock, $0.0001 par value per share, reserved for issuance pursuant to awards that may be granted under OIP. As of September 30, 2022, no awards have been granted under this plan.
2022 Employee Stock Purchase Plan
On October 24, 2021, the stockholders of the Company approved the 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the Closing Date of the Business Combination. An aggregate of 1,791,416 shares of the Company’s common stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s fully diluted shares outstanding immediately after the Closing and is subject to increase each year over a ten-year
period. The maximum aggregate number of shares of common stock available for issuance under ESPP shall not exceed 75,000,000 shares. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Each eligible employee may authorize payroll deductions at a minimum of 1% up to a maximum of 15% on a pro rate basis for each pay period during an offering. Under the ESPP, the Company’s Board may designate the period of each offering but no offering shall exceed 27 months in duration. Unless otherwise determined, the offering shall be for a purchase period of 6 months, beginning on the offering date and ending on the exercise date. The purchase price for each share shall be 85% of the fair market value of the Company’s common stock on the offering date or the exercise date, whichever is less. As of September 30, 2022, no awards have been granted under this plan.

Amended and Restated 2019 Equity Incentive Plan
The Company maintains an equity incentive plan established in October 2019, the 2019 Equity Incentive Plan (the “Legacy FaZe Plan”). The Legacy FaZe Plan allows grants of incentive stock options, non-statutory
stock options, stock appreciation rights, restricted stock and restricted stock units, generally to directors, employees, consultants and service providers. In July 2021, the Company’s Board amended the Legacy FaZe Plan and increased the maximum aggregate number of shares authorized to be issued to 10,500,000 shares of Legacy FaZe common stock, which is equivalent to 23,380,173 shares of the Company’s common stock calculated using the Equity Value Exchange Ratio. As of September 30, 2022, 18,055,159 shares of the Company’s common stock are issuable upon the vesting and exercise of stock options originally granted under the Legacy FaZe Plan, and 2,248,834 shares of the Company’s common stock are subject to restricted stock awards originally granted under the Legacy FaZe Plan.
The following table contains information about the plan as of September 30, 2022:

	Awards Reserved for Issuance	Awards Outstanding	Awards Available for Grant
2022 Omnibus Incentive Plan	12,358,689	—	12,358,689
2022 Employee Stock Purchase Plan	75,000,000	—	75,000,000
Amended 2019 Equity Incentive Plan	23,380,173	20,303,993	3,076,180
Stock Compensation Expense
Stock-based compensation expense for the periods presented was comprised of the following, which were included in general and administrative expenses within the Condensed Consolidated Statements of Operations:

	(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Stock options	$336	$653	$454	$653
Restricted stock awards	2,001	2	4,542	2

Total stock–based compensation expense	$2,337	$655	$4,996	$655

In addition, for stock-based compensation expense related to the services provided by Commerce Media Holdings, LLC, approximately $20,893 and $61,998 has been included in cost of revenues for the three months and nine months ended September 30, 2022, respectively, and $20,893 and $61,998 has been included in cost of revenues for the three months and nine months ended September 30, 2021, respectively. Compensation costs related to Commerce Media Holdings, LLC, Spanky’s Clothing Inc., Cordell Broadus, Boss Lady Entertainment and SMAC Entertainment of $0.3 million and $0.2 million were capitalized and are included in prepaid expenses on the Condensed Consolidated Balance Sheets as of September 30, 2022 and 2021, respectively.

The following

table sets forth the presentation of stock-based compensation in the Company’s financial statements:

	(in thousands)		(in thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense recorded to additional paid-in capital	$2,546	$655	$5,205	$655
Stock-based compensation expense capitalized as prepaid expenses	(209)	—	(209)	—

Stock-based compensation expense per Condensed Consolidated Statements of Operations	$2,337	$655	$4,996	$655

10.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain business and residential facilities under operating lease agreements that specify minimum rentals with lease terms ranging from two to two and a half years. The Company’s rent expense for the three months ended and nine months ended September 30, 2022 was $0.6 million and $1.7 million, respectively, and the three months ended and nine months ended September 30, 2021 was $0.3 million and $0.9 million, respectively. Rent expense is included in general and administrative expense in the Condensed Consolidated Statements of Operations. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.
Future minimum lease payments, which include
non-cancelable
operating leases at September 30, 2022, are as follows:

Years ending December 31,	(in thousands)
2022 (remainder)	$713
2023	2,895
2024	1,977
2025	5
Thereafter	3

Total minimum lease payment	$5,593

11.	LITIGATION
From time to time, in the normal course of operations, the Company is subject to litigation matters and claims, including claims relating to employee relations and business practices. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity, or results of operations.
On August 12, 2020, Greg Selkoe, President of the Company until May 2020, filed suit against the Company for severance and sums related to his termination from the Company, which was initiated in January 2020. The Company and Mr. Selkoe reached a settlement, including a severance payment to Mr. Selkoe and forfeiture by Mr. Selkoe of the entirety of his stock options. The Company accrued $3.2 million for the year ended December 31, 2020. The Company paid $2.9 million of the severance payments to Mr. Selkoe in 2021.
In May 2022, the Company made a payment of $0.3 million for the remainder of the balance.

On September 14, 2020, Adam Salman of Adult Use Holdings, Inc. and Igor Gimelshtein of Zola Ventures Ltd., claimed that the Company owes approximately $2.5 million to Salman and Gimelshtein in connection with alleged funding to the Company of $30.0 million by Bridging Finance Group. The Company has denied any liability in connection with this claim and has agreed to arbitrate the dispute, which is ongoing. The Company does not believe a material loss is probable at this time. As result, the Company has not recorded a reserve with respect to this litigation.
On December 7, 2020, the Company filed an arbitration demand against its former Chief Legal Officer, Phillip Gordon (“Gordon”), alleging claims for fraud, breach of fiduciary duty, breach of duty of loyalty, and breach of employment agreement. The Company terminated Gordon effective as of December 5, 2020 based on the results of an internal investigation. Gordon has denied that the Company had cause to terminate him and filed counterclaims seeking payment of severance under his employment agreement in the total amount of $3.0 million, plus payment of $0.5 million in bonus compensation. Subsequent to December 31, 2021, as a result of arbitration proceedings, the Company has entered into a settlement agreement whereby Gordon agreed to the cancellation of 90,000 of the 790,000 outstanding stock options previously issued to him and to release any actions, claims, damages, judgments or agreements arising out of his relationship with the Company in exchange for $1.9 million in cash. The Company recorded a legal accrual for $1.9 million as of December 31, 2021. The initial payment of $0.4 million was made in the first quarter of 2022. The outstanding balance has been settled as of the third quarter of 2022.
On May 21, 2021, Alissa Violet Marie Butler filed suit in the Superior Court of the State of California for the County of Los Angeles against FaZe Clan Inc., Dentons US LLP, and Wilson Sonsini Goodrich & Rosati, P.C. Ms. Butler alleges that she is entitled to shares of the Company’s stock. Subsequent to December 31, 2021, the Company has reached a preliminary settlement with Ms. Butler for a total of $0.8 million payable in a combination of cash and common stock to settle Ms. Butler’s claim. The Company recorded a legal accrual for $0.8 million as of December 31, 2021. The outstanding balance has been settled as of the third quarter of 2022.
In 2021, the Company was made aware of a claim from Treschow-Fritzoe AS that the Company repaid the wrong party for certain funds received by the Company in 2017 and recorded a legal accrual of $1.2 million as of December 31, 2020. In October 2021, the Company entered into a settlement agreement with Treschow-Fritzoe AS and adjusted its legal accrual to $0.8 million as of December 31, 2021. The Company paid $0.8 million in April 2022.

12.	LOSS PER SHARE
In accordance with the provisions of ASC 260, Earnings Per Share, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. The results of operations were net losses for the three and nine months ended September 30, 2022 and 2021. The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	(in thousands, except shares and per-share information)
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic and diluted loss per share:
Net loss attributable to FaZe Holdings Inc., basic and diluted	$(130,598)	$(9,955)	$(149,462)	$(23,291)
Weighted-average common shares outstanding, basic and diluted	54,590,538	19,949,557	32,144,653	18,757,552
Net loss per share, basic and diluted	$(2.39)	$(0.50)	$(4.65)	$(1.24)

During a loss
period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be antidilutive. The Company did not have any participating securities in the periods presented. The Company had 1,680,774 fully vested warrants in which common shares were issuable for little to no consideration outstanding as of the Closing Date and for the three and nine months ended September 30, 2021. These warrants were exercised during the Business Combination. The Company considered these warrants outstanding in the context of basic loss per share and included these warrants in the weighted-average shares of common stock outstanding for the period until converted.
The Company had antidilutive shares for the three and nine months ended September 30, 2022 and 2021. The following securities were not included in the computation of diluted shares outstanding for the three and nine months ended September 30, 2022, and 2021 because the effect would be antidilutive:

	As of September 30, 2022	As of September 30, 2021
Convertible preferred stock	—	7,209,555
Public Warrants	5,750,000	—
Private Placement Warrants	173,333	—
Seller Earn-out	5,312,098	—
Sponsor Earn-out Shares	2,156,250	—
Legacy FaZe preferred warrant	—	651,951
Unvested restricted stock award	2,248,834	49,426
Stock options	18,055,159	19,912,281

Total potentially dilutive common stock equivalents	33,695,674	27,823,213

13.	INCOME TAXES
The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, operating losses and tax credit carryforwards. The Company establishes a valuation allowance if the Company believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. The Company has considered its history of cumulative tax and book losses incurred since inception, and other positive and negative evidence, and has concluded that it is more likely than not that the Company did not realize the benefits of the net deferred tax assets as of September 30, 2022 and December 31, 2021.

For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. As of September 30, 2022, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2022.
The effective tax rate was zero percent for both the three months ended and nine months ended September 30, 2022 and 2021, respectively. The difference between the U.S. statutory rate and the Company’s effective tax rate is primarily due to the full valuation allowance on its deferred tax assets.

14.	RELATED PARTY TRANSACTIONS
On February 17, 2022, Legacy FaZe entered into a collaboration agreement with Spanky’s Clothing Inc., Cordell Broadus, Boss Lady Entertainment and SMAC Entertainment for an initial term of two years, pursuant to which Snoop Dogg became a member of FaZe’s talent network and joined the board of directors on the Closing Date of the Business Combination and agreed to (i) exclusively, except for companies not in direct competition with FaZe, promote FaZe for three years, and (ii) grant FaZe license to use his name and likeness in connection with certain content and services to be produced by him for FaZe, including (w) social media posts, (x) brand campaigns with FaZe sponsors, (y) hosting of events and (z) merchandise collaborations. Snoop Dogg is the Chief Executive Officer of Spanky’s Clothing Inc. Cordell Broadus is the son of Snoop Dogg. Shante Broadus, the spouse of Snoop Dogg, is the Chief Executive Officer of Boss Lady Entertainment. Constance Schwartz-Mornio, the manager of Snoop Dogg, is the Chief Executive Officer of SMAC Entertainment. The Company granted Legacy FaZe’s restricted stock, which converted into Company restricted stock awards, equal in value to (i) $1,857,154 to Snoop Dogg, (ii) $247,615 to Cordell Broadus, (iii) $247,615 to Boss Lady Entertainment and (iv) $247,615 to SMAC Entertainment, each of which will vest as follows:
(x) one-third
on August 17, 2022, (y)
one-third
in monthly installments through February 17, 2023 and
(z) one-third
in monthly installments through February 17, 2024. In addition, FaZe agreed to consider in good faith further equity bonuses and committed $50,000 in value for community outreach, including for the Snoop Youth Football League, scholarships or other charitable causes. The Company recorded stock-based compensation expense of $0.3 million and $0.6 million for the three months ended and nine months ended September 30, 2022, respectively. As of September 30, 2022, compensation costs of $0.2 million were capitalized and were included in the prepaid expenses.

15.	SUBSEQUENT EVENTS
In preparing the unaudited condensed consolidated financial statements, the Company has evaluated subsequent events through November
14
, 2022, which is the date the unaudited condensed consolidated financial statements were available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context requires otherwise, references to “FaZe,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of FaZe Holdings Inc. and our consolidated subsidiaries following the Business Combination. In connection with the Business Combination, FaZe was determined to be the accounting acquirer. The following discussion and analysis of the financial condition and results of operations of FaZe should be read together with the unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, together with the related notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year.

The discussion and analysis should also be read together with the audited consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020, the sections titled “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Unaudited Pro Forma Condensed Combined Financial Information” as set forth in the Company’s prospectus relating to the Registration Statement on Form S-1, as amended (File No. 333-266435), filed with the SEC under Rule 424(b) under the Securities Act on October 3, 2022.”

The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors” as set forth in the Company’s prospectus relating to the Registration Statement on Form S-1, as amended (File No. 333-266435), filed with the SEC under Rule 424(b) under the Securities Act on October 3, 2022.” Please also see the section titled “Forward-Looking Statements” elsewhere in this Quarterly Report on Form 10-Q.

Our Business

We are a digitally native lifestyle and media brand founded and rooted in gaming and youth culture.

We are at the forefront of the global creator economy, which is an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. With a leading digital content platform created for and by Gen Z and Millennials, we have established a highly engaged and growing global fanbase, with social media reach (see our key performance indicator, “Total Reach”) of over 520 million as of September 30, 2022, including those of individual members of FaZe.

We reimagine traditional entertainment for the next generation, leading youth culture with transformative content, tier-one brand partnerships, a collective of notable talent, and fashion and consumer products.

We produce premium content, merchandise, and consumer products and create advertising and sponsorship programs for leading national brands. With approximately 80% of our audience between the ages of 13-34 as of September 30, 2022, we have unlocked key relationships with a coveted demographic that has long proven difficult to reach for traditional media companies and advertisers. We have multiple revenue streams including brand sponsorships, content, consumer products, and Esports.

As the recognition of our brand is an important component to our success, we have obtained and protected a strategic set of intellectual property registrations and applications, including for our brand, throughout the world.

Our principal business operations are located in the United States, and we also have a location in Canada. We are assessing potential opportunities to expand our operational footprint in North America and internationally through strategic initiatives, including M&A transactions.

On July 19, 2022, we completed the previously announced business combination with B. Riley 150 Merger Corp. (the “Business Combination”). We received approximately $113.7 million in gross proceeds and $57.8 million in net proceeds in connection with the Business Combination.

Compared to 2021, our revenues and gross profit in 2022 increased due to the growth of our business, in particular our brand sponsorships fueled by the increasing prominence of our brand and Esports revenue streams fueled by easing of restrictions related to the COVID-19 pandemic, tournament wins, and increases in player transfer fees and league participation revenue. These increases were partially offset by a decrease in consumer products revenue due to the timing of product launches into the market. Additionally, total expenses increased by a greater magnitude than revenues in the three and nine months ended September 30, 2022, primarily due to a $115.3 million loss on debt extinguishment for conversion of Legacy FaZe debt into common stock under the terms of the Merger Agreement at Closing (as defined in the notes to the unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q). In addition, the Company has increased costs in compensation and benefits due to increased headcount, stock compensation expense and professional services fees as a result of the growth of the business and of becoming a public company. See the “Results of Operations” subsection for further details. The following table summarizes our financial results for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,
(in thousands)	2022	2021
Revenues	$14,012	$12,493
Gross profit	3,542	1,090
Net loss	(130,598)	(9,955)
Adjusted EBITDA(1)	(11,959)	(7,542)

	Nine months ended September 30,
(in thousands)	2022	2021 (As Revised) (2)
Revenues	$48,621	$37,756
Gross profit	13,974	5,478
Net loss	(149,462)	(23,291)
Adjusted EBITDA(1)	(22,396)	(18,326)

(1)

Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for our definition of, and additional information about, adjusted EBITDA and for a reconciliation to net loss, the most directly comparable U.S. GAAP financial measure.

(2)

During the preparation of the audited consolidated financial statements for the year ended December 31, 2021, Legacy FaZe identified a misapplication of the accounting guidance related to accounting for customer returns and discounts. See “Significant Events and Transactions — Revision to Previously Issued Financial Statements.”

Key Performance Indicators

In addition to GAAP and non-GAAP financial measures, we regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. The numbers for our key metrics are calculated using internal company data based on the activity of fan accounts and the metrics described below. While these numbers are based on what we believe to be reasonable estimates of our fanbase for the applicable period of measurement, there are inherent challenges in measuring usage of our platform across large online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment. Increases or decreases in our key performance indicators may not correspond with increases or decreases in our revenue.

Total Reach

Our Total Reach represents the aggregate number of user accounts, or “fans,” that subscribe to or follow FaZe content across YouTube, Twitter, Instagram, TikTok and Twitch, measured at the end of the reporting period and based on publicly available data. Our calculation of Total Reach may count the same individual multiple times if an individual follows or subscribes to FaZe content on multiple platforms; therefore, our Total Reach metric may inflate the number of individuals, as opposed to user accounts, reached by our content. Therefore, we supplement our understanding of the reach of our content, as well as our monetization opportunities, with the Aggregate YouTube Subscribers metric, which only includes subscribers on our primary platform and is explained further in the following section. Nonetheless, we believe that Total Reach is a useful metric because, regardless of whether our content reaches an individual through one or multiple platforms or channels, we view each such instance as a unique opportunity to strengthen and, ultimately, to monetize our relationship with the individual accountholder, whether by selling consumer products online, by incrementally increasing our advertising revenue due to viewership or by inspiring attendance at our live events, among other opportunities. Further, one individual following us across multiple platforms could generally signal higher audience engagement, and as such may lead to higher monetization potential, than one individual following us on only one platform.

We find Total Reach to be a useful metric for predicting future revenues because, as an audience-driven company, we generally interpret an increase in our Total Reach to signal an overall increase in the strength of our brand and to represent a corresponding increase in the number of opportunities for our content to reach our audience and expose them to our brand, content and products, which may drive additional monetization opportunities through increased engagement with FaZe. Further, we believe the fact that an individual follows FaZe across multiple platforms or follows several FaZe content creators may signal their amenability to purchase our products, grow the FaZe community by engaging with other fans and continue consuming our content in the future. In addition, we believe each fan added to our Total Reach represents a new avenue through which we can reach additional fans as they spread awareness of our brand by sharing and posting about FaZe content to their own followers. Individuals who follow or subscribe to FaZe content on multiple platforms represents multiple such avenues, and the more their followers differ between platforms, the more avenues are opened to FaZe content. We believe an increase in Total Reach also signals our ability to attract additional sponsorships and sponsorship deals or sell consumer products. However, an increase in Total Reach may not directly result in an increase in content revenues. Our Total Reach includes fans of the channels of certain popular celebrity members of FaZe that we have contractually agreed not to directly monetize, including Calvin “Snoop Dogg” Cordozar Broadus Jr. An increase in Total Reach from fans on such channels will not directly result in an increase in content revenue. Nonetheless, we expect our partnerships with these celebrity members of FaZe to result in increased engagement as a result of cross-exposure to our brand through their channels, which strengthens the FaZe brand and which we believe will further increase our Total Reach and can indirectly increase our revenue over time. Additionally, when our Total Reach increases, our content and other revenues may not increase immediately given the lag time between when subscriptions are recorded and when we are able to monetize subscriptions, including generating Google AdSense revenues, selling consumer products and leveraging our Total Reach metric to attract additional sponsors and sponsorship deals. Conversely, a decrease in our Total Reach may be an indicator of an unfavorable trend in future revenues. Therefore, we use the Total Reach metric for revenue planning, although the numerical correlation between Total Reach and future revenues varies and cannot be precisely predicted in either the short term or long term.

The timing difference between a change in Total Reach and change in revenues may be particularly pronounced if the change in Total Reach metric reflects a large spike or large drop as the result of adding a channel to our network or removing a channel from our network. That is, if we sign a contract with a new talent member who has a large pre-existing pool of social media subscribers, our Total Reach will also increase as these pre-existing subscribers are added to our Total Reach metric. For example, our Total Reach increased significantly between September 30, 2021 and September 30, 2022, primarily due to Calvin “Snoop Dogg” Cordozar Broadus Jr. joining as a member of FaZe’s talent network. Conversely, if talent members leave the FaZe network due to contract expiration or termination, we record an immediate decrease in our Total Reach in an amount equal to the Total Reach of the talent that left the FaZe network. When we have a spike or drop in Total Reach due to the various circumstances described above, we do not expect to necessarily see immediate spikes or drops in content and other revenues but may see future changes in revenues given the lag time described in the preceding paragraph.

	As of September 30,
(in thousands)	2022	2021
Total Reach(1)	526,268	357,697
YouTube	135,974	115,212
Twitter	83,452	59,565
Instagram	180,312	104,735
TikTok	83,948	43,369
Twitch	42,582	34,816

(1)

The Total Reach amount includes subscribers of channels for Calvin “Snoop Dogg” Cordozar Broadus Jr. and certain other celebrity talent that FaZe is not contractually allowed to directly monetize. Such channels contributed to a Total Reach of 197.86 million and 70.98 million as of September 30, 2022 and September 30, 2021, respectively. Therefore, channels that FaZe is contractually allowed to directly monetize contributed to a Total Reach of 328.40 million and 286.72 million as of September 30, 2022 and September 30, 2021, respectively.

Aggregate YouTube Subscribers

Our Aggregate YouTube Subscribers metric is the number of subscribers our total talent pool has on their FaZe co-branded YouTube channels, the company programmed FaZe Clan YouTube channel, as well as the FaZe Affiliated channels measured at the end of the reporting period and based on publicly available data. Aggregate YouTube Subscribers includes subscribers for each YouTube channel programmed by talent members as well as company programmed YouTube channels. We consider each YouTube Subscriber to be a subscriber on YouTube, measured separately for each individual talent member. As such, one hypothetical subscriber may be included in several instances within the Aggregate YouTube Subscribers metric if that individual were to subscribe to the channels of multiple members of our talent pool.

We believe Aggregate YouTube Subscribers is a better approximation of our unique audience than other measures of reach available to us. That is, although Aggregate YouTube Subscribers may count the same individual subscriber multiple times if that individual subscribes to multiple FaZe talent members on YouTube, this metric does not include individuals who subscribe to FaZe across multiple platforms in the calculation. Also, the potential for inflation of Aggregate YouTube Subscribers due to the same individual subscribing to multiple FaZe talent members is partially offset by the omission of individuals who subscribe to FaZe only on platforms other than YouTube.

We believe an increase in Aggregate YouTube Subscribers signals an overall increase in the strength of our brand, which in turn signals our ability to attract additional sponsorships and sponsorship deals or sell consumer products. An increase in Aggregate YouTube Subscribers may not directly result in an increase in content revenues because our Aggregate YouTube Subscribers includes subscribers on channels that we are not contractually allowed to monetize. If the channels contributing to the increase in our Aggregate YouTube Subscribers are channels that FaZe is contractually allowed to monetize, then an increase in Aggregate YouTube Subscribers may directly result in an increase in content revenues, but if the channels contributing to the increase in Aggregate YouTube Subscribers are not channels that FaZe is contractually allowed to monetize, then an increase in Aggregate YouTube Subscribers would not directly result in an increase in content revenues but can indirectly result in an increase in overall revenue over time because we believe the increase in Aggregate YouTube Subscribers strengthens the FaZe brand. Additionally, an increase in our Aggregate YouTube Subscribers may not correlate with current or historic revenues but may represent additional monetization opportunities across our various revenue streams. When our Aggregate YouTube Subscribers increase, our content and other revenues may not increase immediately, given the additional lag time before we are able to monetize the subscriptions, including generating Google AdSense revenues, selling consumer products, and leveraging our Aggregate YouTube Subscribers metric to attract additional sponsors and sponsorship deals. Conversely, a decrease in our Aggregate YouTube Subscribers may be an indicator of an unfavorable trend in future revenues. Therefore, we find the use of the Aggregate YouTube Subscribers metric useful for our revenue planning, although the numerical correlation between Aggregate YouTube Subscribers and future revenues varies and cannot be precisely predicted in either the short term or long term.

The timing difference between a change in Aggregate YouTube Subscribers and a change in revenues may be particularly pronounced if the change in Aggregate YouTube Subscribers metric reflects a large spike or large drop as the result of adding a channel to our network or removing a channel from our network. That is, if we sign a contract with a new talent member who has a large pre-existing pool of YouTube subscribers, our Aggregate YouTube Subscribers will also increase as these pre-existing subscribers are added to our Aggregate YouTube Subscribers metric. Conversely, if talent members leave the FaZe network due to contract expiration or termination, we record an immediate decrease in our Aggregate YouTube subscribers metric in an amount equal to the YouTube subscribers of the talent that left the FaZe network. When we have a spike or drop in Aggregate YouTube Subscribers due to the various circumstances described above — including, for instance, the addition of Calvin “Snoop Dogg” Cordozar Broadus, Jr. to FaZe’s talent network in the first quarter of 2022 — we do not expect to necessarily see immediate spikes or drops in content and other revenues but may see future changes in revenues given the lag time described in the preceding paragraph.

	As of September 30,
(in thousands)	2022	2021
Aggregate YouTube Subscribers	135,974	115,212
Company Programmed FaZe Clan YouTube Channel Subscribers	8,859	8,680
FaZe Co-branded Channel Subscribers	117,514	105,877
FaZe Affiliated Channels(1)	9,601	655

(1)	FaZe Affiliated Channels are channels that are not co-branded but are closely affiliated with our talent. This includes Calvin “Snoop Dogg” Cordozar Broadus Jr., All Grown Up, and Nuke Squad.

Average Revenue per YouTube Subscriber (“ARPU”)

ARPU is defined as our total consolidated GAAP revenues for the selected period divided by our total Aggregate YouTube Subscribers as of period end. We believe ARPU is an indicator of how effective we are at monetizing our Aggregate YouTube Subscribers. A high ARPU may reflect that we are monetizing our audience effectively and, conversely, a low ARPU may reflect the opportunity for additional monetization with respect to our Aggregate YouTube Subscribers. Please see above for the assumptions underlying the calculation of our Aggregate YouTube Subscribers.

While we believe changes in our total consolidated GAAP revenues are correlated with our Aggregate YouTube Subscribers over the long term, there may be short term dislocations in the metric due to timing difference in audience growth and monetization. For example, our Aggregate YouTube Subscribers may grow more quickly when compared to our revenues due to the lag time related to the monetization of our Aggregate YouTube Subscribers, as described in the “Aggregate YouTube Subscribers” subsection above, resulting in lower or unchanged period over period ARPU, especially if we gain additional Aggregate YouTube Subscribers toward the end of a reporting period. Conversely, if we lose Aggregate YouTube Subscribers toward the end of a reporting period, we may see decreased or relatively flat Aggregate YouTube Subscribers, whereas the full period will not reflect the revenue impact of the decreased monetization potential.

Additionally, because ARPU is measured as revenue for a particular period over a point-in-time metric, Aggregate YouTube Subscribers, ARPU will generally be smaller for interim time periods than annual periods. Therefore, ARPU for interim periods should only be compared to interim periods of the same length, and annual periods should only be compared to other annual periods.

In future periods, we expect to increase the monetization of our Aggregate YouTube Subscribers through growth in our existing monetization channels and expansion into new ways of monetizing our audience, all of which we believe will be aided by additional access to capital and a more established brand. Therefore, we expect our ARPU to increase over time.

	Three months ended September 30,
(in thousands)	2022	2021
ARPU	$0.10	$0.11

	Nine months ended September 30,
(in thousands)	2022	2021 (As Revised) (1)
ARPU	$0.36	$0.33

(1)

During the preparation of the audited consolidated financial statements for the year ended December 31, 2021, Legacy FaZe identified a misapplication of the accounting guidance related to accounting for customer returns and discounts. See “Significant Events and Transactions — Revision to Previously Issued Financial Statements.”

Total Number of Significant Sponsors

Total number of significant sponsors is defined as the number of sponsorship deals directly contracted with FaZe that have a contractual value of over $0.5 million and are active during the reported period. This metric helps us forecast future revenue, since we know the contract value of a sponsorship when the contract is signed but recognize the revenue ratably over the sponsorship term. At the same time, if we sign a significant sponsorship deal towards the end of a reportable period, we may not recognize a significant portion of the revenue until the following period.

This metric provides insight into the drivers of changes in our brand sponsorships revenue. Our brand sponsorships revenue is most closely aligned with this metric, as our brand sponsorships revenue is correlated with increases in our total number of significant sponsors.

	Three months ended September 30,
	2022	2021
Total Significant Sponsors	8	7

	Nine months ended September 30,
	2022	2021
Total Significant Sponsors	11	9

Significant Events and Transactions

Business Combination

On July 19, 2022, we completed the Business Combination. We received approximately $113.7 million in gross proceeds and net proceeds of $57.8 million in connection with the Business Combination. See Note 3, Business Combination, of the notes to the unaudited condensed consolidated financial statements for additional information.

Revision to Previously Issued Financial Statements

As explained further in the notes to the unaudited condensed consolidated financial statements, during the preparation of the audited consolidated financial statements for the year ended December 31, 2021, Legacy FaZe identified a misapplication of the accounting guidance related to accounting for customer returns and discounts. For the nine months ended September 30, 2021, Legacy FaZe recorded $0.8 million in customer discounts and $0.3 million in customer returns. Legacy FaZe had accounted for these as Cost of revenues, as opposed to as a reduction to Revenues.

Legacy FaZe assessed the materiality of this error on prior period financial statements in accordance with the SEC Staff Accounting Bulletin Number 99, Materiality, and ASC 250-10, Accounting Changes and Error Corrections. As this is a reclassification between Revenues and Cost of revenues, gross margin and net loss are not impacted. The error did not have any effect on Legacy FaZe’s previously reported Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows, and Condensed Consolidated Statements of Shareholders’ Deficit. The Company determined that this error was not material to the financial statements for the nine months ended September 30, 2021. The Company elected to correct this immaterial error as revision to previously issued financial statements and has revised the September 30, 2021 financial statements presented herein.

As it relates to this Management’s Discussion and Analysis of Financial Condition and Results of Operations of FaZe, the revision impacts only the Revenues and Cost of revenues figures within the Results of Operations subsection, as well as the ARPU metric within the Key Performance Indicators section.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations presents the revised figures for the nine months ended September 30, 2021.

Key Factors Affecting Our Current and Future Results

Our financial position and results of operations depend to a significant extent on the following factors:

Evolving Digital Economy

Our success has depended and will continue to depend on our ability to remain at the forefront in digital-entertainment trends, including social media.

We believe we are well-positioned as a digitally native lifestyle and media platform in the global content industry, which continues to evolve towards digital and social platforms each of which are poised for further growth. According to comScore, in 2021 the FaZe brand had the most social media cross-platform actions of any Esports team. Additionally, a November 2021 survey-data report from international research data and analytics group YouGovAmerica indicated that over one in five American males between the ages of 13 and 17 support FaZe Clan, and that no traditional sports team or other Esports team has the same support in this demographic.

We attribute our success in part to the diverse content we have developed and produced in the form of digital media, social media, consumer products sales, and livestreaming events distributed across several platforms including YouTube, Twitch, Facebook, Instagram, Twitter, and TikTok. Further, our brand, which is a digital native lifestyle brand rooted in gaming and youth culture, is well-positioned for future opportunities in areas such as subscription offerings, real money gambling, live events, fan clubs, virtual dining concepts, game publisher collaborations and the general growth and adoption of the metaverse, and interconnected digital reality.

As a leading digital content platform created for and by Gen Z and millennials, we have established a highly engaged growing global fanbase, with a Total Reach of over 520 million as of September 30, 2022, including those of individual members of FaZe (see “Key Performance Indicators — Total Reach”). We are positioned to address our audience through new media formats, as digital and social media platforms are rapidly changing and evolving. In 2021, we expanded our content capabilities to include music and podcasts and plan to continue expanding across formats and genres. Our future success will continue to be dependent on our ability to adapt our reach in an evolving digital economy.

Ability to Recruit and Retain Talent

Our talent pool creates content for, and forms other partnerships with, our brand. Our diverse talent pool of creators and players are the face of our brand. Therefore, our current and future success may depend on our ability to retain our current talent and attract new talent. However, as we have grown our talent roster, we have made sure to not rely on any single individual to carry the brand, but rather have worked to develop a broad talent base, where each person is able to grow their own brand within the overall FaZe platform.

Competitive Landscape

Due to our digitally native lifestyle and media platform and diverse sources of monetization, our business may face competition from online content creators, lifestyle brands, traditional sports teams, or other Esports companies. If more direct competitors emerge in the marketplace, our success will depend on our ability to retain market share through activities including generating innovative content and forming and retaining strategic partnerships.

Regulatory Challenges

It is possible that a number of laws and regulations may be adopted or construed to apply to us that could restrict the online and digital industries. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on our business. Additional scrutiny and regulation of our industry would require us to increase spending on legal and other resources. We may also be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may require us to meet certain capital and other requirements or reduce its current operations, and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may impede the growth of social game services and impair our business, financial condition or results of operations.

COVID-19

Due to the COVID-19 pandemic, our operating results for the three and nine months ended September 30, 2022 and 2021 may not be comparable to past and future periods. As a result of changed consumer behavior under COVID-19 lock-down orders, the already-growing online gaming and digital content industries saw a major uptick in video game usage, streaming viewership, content viewership, console sales, and more users on many gaming platforms. This helped further accelerate the pre-pandemic growth in popularity of our content creators and the FaZe content channels, and made the content we offer a bigger part of mainstream digital entertainment. On average, our content creators have seen an increase in viewership since the start of the pandemic and while still strong, viewership on FaZe’s YouTube channel and certain of FaZe’s talent YouTube channels is down from the highest levels experienced during pandemic stay-at-home measures.

Moreover, the fact that most of our products and services do not involve physical customer interaction may have provided us a competitive advantage during the COVID-19 pandemic, as customers can access most of our services and product offerings while social distancing or without any physical presence. If and when forms of in-person entertainment re-gain popularity, we may face increased competition and see drops in engagement as it relates to our content and brand sponsorship revenue streams. Esports revenues increased as government restrictions surrounding in-person events decreased.

The COVID-19 pandemic impacted our supply chain operations and continues to do so to a limited extent. However, we expect supply chain costs and delivery times to return at or near pre-pandemic levels in the near-term. Such COVID-19 related supply chain issues have not materially affected our results of operations, capital resources, outlook or business goals and have had marginal and immaterial impact on our sales, profits and liquidity.

We will continue to actively monitor the impact of the pandemic on our business and may take further actions to modify our practices accordingly.

Overall Market and Economic Conditions

Changing market and economic conditions, including as a result of the ongoing COVID-19 pandemic, may positively or negatively impact our revenues, which depend on discretionary spending from consumers and corporate sponsors. Much of our business is resistant to changes in disposable consumer income, as consumers do not currently need to pay to access most of our content. However, in periods of slowing economic recovery or recession, decreases in disposable corporate income could negatively impact our revenues if companies decrease sponsorship and advertising spend. Our consumer products business is dependent on consumer discretionary spending, which is highly sensitive to changing market conditions, and a decline in discretionary spending could have an adverse impact on our results.

Mergers and Acquisitions

We intend to engage in acquisitions through a targeted strategy that focuses on targets that fit well with our target audience and support the strength of our brand while also enhancing value. Our team maintains dialogue with potential targets in order to help establish a strong pipeline of potential future opportunities. We anticipate future growth in our business related to the acquisition of new companies. If we are unable to realize the anticipated benefits of such acquisitions, if any, our operating results may be adversely impacted. We currently have not identified a potential target or negotiated any definitive agreements related to a potential acquisition. Because we experienced high redemptions in connection with the Business Combination, we received less proceeds from the Business Combination to pursue our anticipated growth strategies and new initiatives, including our acquisition strategy. This may cause significant delays in, or limit the scope of, our planned acquisition strategy.

International Expansion

We have expanded into international markets and intend to continue to do so.

We believe the international market represents a large, untapped growth opportunity for our business. Although we currently have a large international audience, we have not yet fully monetized this audience because, given the early stage of our development, our historical sponsorship and talent deals have been largely with US-domestic partners.

We intend to establish talent networks abroad to monetize our brand awareness outside of the U.S. and have begun our international expansion plan in select pilot markets. We plan on expanding our global brand presence in international markets by following the same strategy we have successfully executed in the U.S.: developing and signing talent, expanding our content platforms to produce targeted content internationally, and leveraging the growth of digital and social platforms. However, because we experienced high redemptions in connection with the Business Combination, we received less proceeds from the Business Combination to pursue our anticipated growth strategies and new initiatives. This may cause significant delays in, or limit the scope of, our planned international expansion.

Potential competition may exist as we attempt to enter international markets. Our successful expansion into international markets will depend on our ability to effectively leverage relationships with our existing partners, build new partnerships, and tailor our content and branding to new markets. Should our assumptions prove overly optimistic, we may incur delays in our ability to expand our business to new markets. Such delays may also lead us to make changes in our go-to-market plans, which could result in cost overruns which could adversely impact margins and cash flows.

Key Components of Sales and Expenses

Revenue

We have the following major revenue types:

•

Brand Sponsorships: We offer advertisers an association with the FaZe brand, which we deliver through various promotional vehicles that are highly tailored to reach our target audience. These vehicles include, but are not limited to, online advertising, livestream announcements, content generation, social media posts, logo placement on FaZe’s official merchandise, and special appearances by members of our talent network. Brand deals are made through the FaZe sales team and provide the sponsor an association with our brand across the FaZe platform, including the full roster of FaZe talent. Revenues from our larger brand sponsorship agreements are typically based on a term and are recognized ratably over the contract term. Payment terms and conditions vary by contract type, but payments are generally due periodically throughout the term of the contract. Some smaller sponsorship deals are based on a specific deliverable and not a term, and are recognized and invoiced when delivered.

We also offer talent deals, which are typically smaller in size than brand deals. Talent deals are made directly with individual FaZe talent members to promote a brand or product within content created by the selected talent. These deals are often sourced and negotiated by FaZe employees and include FaZe as a counterparty. Payment terms are similar to our brand deals, with talent receiving a contractually negotiated percent of the revenue as a fee.

•

Content: We generate original content that we monetize through Google’s AdSense service, which permits Google to place paid advertisements on FaZe branded YouTube sites. Revenue is generated when the advertisement is viewed on a “cost per view” or “cost per click” basis. Each time a fan views a FaZe-programmed YouTube page, Google will display an advertisement to the fan. Depending on the type of advertisement the advertiser agrees to with Google, the advertiser agrees to pay Google based on the number of views or the number of times a fan clicks on the advertisement. This cost per view or cost per click can vary substantially depending on the channel, content, and seasonality. Google pays us a percentage of what Google charges the advertiser, and we receive reporting from Google, which we use to recognize revenue on a revenue-per-thousand playbacks (“RPM”) basis, which represents a blend of cost per view and cost per click advertisements.

•	Consumer Products: We sell consumer products directly to end users online (predominantly on our website but also on other websites, including those of our partners) and at events.

•

Esports: Our Esports revenue consists of league participation revenue, prize money, player transfer fee revenue, and licensing of intellectual property revenue. League participation revenue is generated from our participation in closed Esports leagues, which historically share net revenue between all partnered teams on a pro rata basis, with FaZe receiving between 4% and 8%, subject to a minimum guarantee. Prize money is earned by competing in organized competitions and successfully placing at a level where the organizer has offered a prize. Prize money is typically paid to FaZe by the competition organizer and we will then distribute a percentage of the money to players based on contractually agreed terms. Player transfer fee revenue is earned through player transfer agreements which compensate FaZe for the release of a team member from their agreement with FaZe. Licensing of intellectual property revenue is royalty revenue in connection with the usage of our brand logo during each game or tournament.

We expect continued growth in revenues primarily due to increased organic growth as our brand builds momentum, which results from building strategic partnerships and generating new, innovative content.

Cost of Revenue

Cost of revenue primarily consists of amounts paid to talent and other contractors, as we perform the underlying services related to satisfying the performance obligations under our agreements. It also includes other costs, such as those related to textiles, labor, and license fees associated with consumer products.

We expect our cost of revenue to increase primarily due to the increased volume of new strategic partnerships and costs associated with increased investments in original content.

General and Administrative

General and administrative costs consist primarily of personnel-related expenses, rent and premises costs, professional service fees, and other general corporate expenses.

We expect to incur higher general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses, investor relations activities, and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business and other costs associated with being a public company. As a result, we expect that our general and administrative expenses will increase in absolute dollars.

Sales and Marketing

Sales and marketing costs consist primarily of promotional, public relations, and advertising expenses. Sales and marketing costs also include other general marketing expenses.

In connection with our growth strategy, we expect to incur additional sales and marketing expenses, including marketing expenses to drive international expansion, increase consumer products sales, and market new content. However, because we experienced high redemptions in connection with the Business Combination, we received less proceeds from the Business Combination to pursue our anticipated growth strategies. This may cause significant delays in, or limit the scope of, our planned international expansion.

Interest Expense, Net

We incurred interest expense from our outstanding debt obligations, including our senior convertible promissory note issued in 2020, our other convertible promissory notes issued in 2020 and 2021, the PPP loan and the 2022 B. Riley Term Loan. On July 19, 2022, we completed the Business Combination, upon which all convertible notes were converted into common stock and other debts were paid in full with the proceeds of the merger. After the consummation of the Business Combination on July 19, 2022 and as of September 30, 2022, the Company does not have any outstanding debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Change in Fair Value of Warrant Liabilities

We incur a change in fair value of warrant liabilities as result of remeasuring our warrant liabilities each reporting period. See “Note 6, Private Placement Warrants and Recurring Fair Value Measurements, of the notes to the unaudited condensed consolidated financial statements for additional information.

Loss on Debt Extinguishment

We incurred a loss on debt extinguishment due to the conversion of certain convertible notes under the terms of the Merger Agreement at Closing. See Note 7, Debt, of the notes to the unaudited condensed consolidated financial statements for additional information.

Other (Income)/Expense

Other income/expense consists primarily of foreign currency gain or loss.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods or years indicated, and the respective changes between comparative periods or years.

	Three months ended September 30,
(in thousands, except for percentages)	2022	2021	$ Change	% Change
Revenues	$14,012	$12,493	$1,519	12.2%
Cost of revenues	10,470	11,403	(933)	(8.2)%

Gross profit	3,542	1,090	2,452	225.0%
Operating expenses:
General and administrative	16,928	8,408	8,520	101.3%
Sales and marketing	1,479	1,109	370	33.4%

Loss from operations	(14,865)	(8,427)	(6,438)	76.4%
Other (income)/expense:
Interest expense, net	459	1,517	(1,058)	(69.7)%
Change in fair value of warrant liabilities	(19)	—	(19)	N/A
Loss on debt extinguishment	115,292	—	115,292	N/A
Other (income)/expense	1	11	(10)	n/m (1)

Total other (income)/expense:	115,733	1,528	114,205	n/m (1)

Net loss	$(130,598)	$(9,955)	$(120,643)	n/m (1)

	Nine months ended September 30,
(in thousands, except for percentages)	2022	2021 (As Revised)	$ Change	% Change
Revenues	$48,621	$37,756	$10,865	28.8%
Cost of revenues	34,647	32,278	2,369	7.3%

Gross profit	13,974	5,478	8,496	155.1%
Operating expenses:
General and administrative	39,025	22,720	16,305	71.8%
Sales and marketing	3,557	2,470	1,087	44.0%
Impairment of content assets	1,073	—	1,073	N/A

Loss from operations	(29,681)	(19,712)	(9,969)	50.6%
Other (income)/expense:
Interest expense, net	4,491	3,635	856	23.5%
Change in fair value of warrant liabilities	(19)	—	(19)	N/A
Loss on debt extinguishment	115,292	—	115,292	N/A
Other (income)/expense	17	(56)	73	n/m (1)

Total other (income)/expense:	119,781	3,579	116,202	n/m (1)

Net loss	$(149,462)	$(23,291)	$(126,171)	n/m (1)

(1)	Not meaningful.

Comparison of the three months ended September 30, 2022 and 2021

Net Income (Loss)

Net loss has increased by $120.6 million for the three months ended September 30, 2022 compared to three months ended September 30, 2021. This change is primarily driven by the company’s loss on debt extinguishment of $115.3 million. The transaction is related to business combination occurred on July 19, 2022 which has been discussed under Note 3 of financial statements. Apart from the impact of business combination, the Company’s revenues has increased by $1.5 million while general and administrative expenses have increased by $8.5 million in total.

Revenues

Revenues increased by $1.5 million, or 12.2% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change was primarily driven by growth in the Esports, content revenue and brand sponsorships revenue streams. Brand sponsorships revenue increased approximately $0.7 million, content revenue increased approximately $0.7 million, Esports revenue increased approximately $1.5 million, and was partially offset by a decrease in consumer products revenue of approximately $1.3 million. Brand sponsorships revenue increased primarily due to our sales and talent teams generating new and/or larger brand sponsorships during the three months ended September 30, 2022. Content revenue increased by $0.7 million primarily due to a $2.0 million sale of an exclusive license for certain historical content by one content creator to a third party, which was paid to FaZe. This increase from the sale was partially offset by a decrease in content revenue earned on YouTube of $1.3 million mainly due to fewer high-budget content products launched into the marketplace as we increased the relative share of digital content in the content portfolio. Our overall increase in revenues was also driven by an increase in our Total Number of Significant Sponsors. These metrics and their relationship with revenue are described in the “Key Performance Indicators” section. The increases in Esports revenue were primarily due to an increase in prize winnings earned by talent members of $0.7 million, with our teams performing stronger compared to the prior period, an increase in league participation revenue of $0.3 million, an increase in digital goods revenue of $0.3 million, and an increase in player transfer revenue of $0.2 million. Further, Esports revenue was greater due to the easing of restrictions related to the COVID-19 pandemic, given that Esports revenue is highly dependent on live events. Consumer products revenue decreased by $1.3 million due to the timing of product launches into the market.

The following table presents the Company’s revenue by type for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands, except for percentages)	2022	2021	$ Change	% Change
Brand sponsorships	$7,072	$6,385	$687	10.8%
Content	4,098	3,413	685	20.1%
Consumer products	471	1,769	(1,298)	(73.4)%
Esports	2,322	837	1,485	177.4%
Other	49	89	(40)	(44.9)%

Total revenue	$14,012	$12,493	$1,519	12.2%

Cost of Revenues

Cost of revenue decreased by $0.9 million, or 8.2% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Brand sponsorships costs decreased by $1.0 million primarily as result of certain lower margin sponsorship contracts expiring and the Company entering into new, higher margin sponsorships. Content costs increased by $0.9 million primarily due to the cost of sale of an exclusive license for certain historical content by one creator to a third party for $1.8 million. This increase was partially offset by a decrease in costs related to content revenue earned on YouTube of $0.9 million. The decrease in consumer products costs of $1.2 million was due to lower merchandise sales compared to the three months ended September 30, 2021. The increase in Esports costs of $0.4 million was due primarily to increases in player salaries of $0.2 million, and prize money costs provided to talent members of $0.2 million. The increase in Esports costs was also due to the easing of travel restrictions associated with COVID-19 pandemic, as there were more live events during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

General and Administrative

General and administrative expenses increased by $8.5 million, or 101.3% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our compensation and benefits costs increased by $2.5 million due to increased headcount, and increased salaries and cash bonus compensation as result of the Business Combination. For the three months ended September 30, 2022, we also experienced a $1.7 million increase in stock compensation expense due to the stock option grants in the third quarter of 2021 and restricted stock awards in subsequent quarters, along with the accelerated vesting of stock options and certain restricted stock awards at Closing of the Business Combination. Non-legal professional service fees increased $1.3 million and other legal fees increased $0.6 million, in connection with the growth of our business and the Business Combination. Insurance expenses increased by $0.7 million, rent and premises costs increased by $0.5 million due to our new office headquarters, bad debt expense increased by $0.5 million to reserve for certain receivables, depreciation and amortization increased by $0.3 million, travel and entertainment increased by $0.3 million, and IT and telecommunications fees increased $0.2 million.

Sales and Marketing

Sales and marketing expenses increased by $0.4 million, or 33.4% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. As part of our commitment to growth by investing in the production of our content, production fees related to promotional content increased by $0.3 million.

Interest Expense, Net

Net interest expense decreased by $1.1 million, or 69.7% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. As result of the Business Combination, all convertible notes were converted into common stock and other debts were paid in cash with the proceeds from the Business Combination. After the consummation of the Business Combination on July 19, 2022 and as of September 30, 2022, the Company does not have any outstanding debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Change in fair value of warrant liabilities

The Company recorded an immaterial gain due to the change in fair value of warrant liabilities in the three months ending September 30, 2022, from the warrant liabilities from the Business Combination. The Company had no warrant liabilities for the three months ending September 30, 2021. See Note 6, Private Placement Warrants and Recurring Fair Value Measurements, of the notes to the unaudited condensed consolidated financial statements for additional information.

Loss on debt extinguishment

Loss on debt extinguishment increased by $115.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the conversion of certain of our convertible notes under the terms of the Merger Agreement at Closing. See Note 7, Debt, of the notes to the unaudited condensed consolidated financial statements for additional information.

Other (Income)/Expense

Other (income)/expense remained relatively flat for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

Net Income (Loss)

Net loss has increased by $126.2 million for the nine months ended September 30, 2022 compared to nine months ended September 30, 2021. This change is primarily driven by the Company’s loss on debt extinguishment of $115.3 million together with an increase in interest expense of $0.9 million. These transactions are related to the business combination occurred on July 19, 2022 which has been discussed in detail under Note 3 of the financial statements. Apart from the impact of business combination, the Company’s revenues have increased by $10.9 million while cost of revenues and general and administrative expenses have increased by $18.7 million in total. Further the Company has incurred impairment of content assets with a total value of $1.1 million.

Revenues

Revenues increased by $10.9 million, or 28.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This change was primarily driven by strong growth in brand sponsorships and Esports revenue streams. Brand sponsorships revenue increased approximately $11.0 million, Esports revenue increased approximately $4.6 million, partially offset by a decrease in content revenue of approximately $3.2 million and by a decrease in consumer products revenue of approximately $1.7 million. Brand sponsorships revenue increased primarily due to our sales and talent teams generating new and/or larger brand sponsorships during the nine months ended September 30, 2022. Our overall increase in revenues was also driven by an increase in our Total Number of Significant Sponsors. These metrics and their relationship with revenue are described in the “Key Performance Indicators” section. The increase in Esports revenue was primarily due to an increase in prize winnings earned by talent members of $2.0 million, with our teams performing stronger compared to the prior period, an increase in league participation revenue of $1.5 million, an increase in player transfer revenue of $0.8 million, and an increase in digital goods revenue by $0.3 million. Further, Esports revenue was greater due to the easing of restrictions related to the COVID-19 pandemic, given that Esports revenue is highly dependent on live events. Content revenue decreased by $3.2 million primarily due to a decrease in revenue earned on YouTube of $3.1 million mainly due to fewer high-budget content products launched into the market place as we increased the relative share of digital content in the content portfolio. Consumer products revenue decreased by $1.7 million due to the timing of product launches into the market.

The following table presents the Company’s revenue by type for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,

(in thousands, except for percentages)	2022	2021 (As Revised)	$ Change	% Change

Brand sponsorships	$28,054	$17,080	$10,974	64.3%
Content	10,641	13,826	(3,185)	(23.0)%
Consumer products	2,328	4,001	(1,673)	(41.8)%
Esports	7,285	2,651	4,634	174.8%
Other	313	198	115	58.1%

Total revenue	$48,621	$37,756	$10,865	28.8%

Cost of Revenues

Cost of revenue increased by $2.4 million, or 7.3% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, brand sponsorships costs increased by $4.9 million primarily due to an increase of production costs of $4.9 million for the show FaZe 1. Content costs decreased by $3.3 million, related to a decrease in costs related to content revenue earned on YouTube of $3.1 million due to larger share of lower-cost digital content. The decrease in consumer products costs of $1.5 million was due to lower merchandise sales compared to the nine months ended September 30, 2021. The increase in Esports costs of $2.3 million was due primarily to increases in player salaries of $1.5 million, prize money costs provided to talent members of $1.1 million, partially offset by player transfer costs of $0.4 million. The increase in Esports costs was also due to the easing of travel restrictions associated with COVID-19 pandemic, as there were as there were more live events during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

General and Administrative

General and administrative expenses increased by $16.3 million, or 71.8%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our compensation and benefits costs increased by $5.2 million due to increased headcount, and increased salaries and cash bonus compensation as result of the Business Combination. We also experienced a $4.3 million increase in stock compensation expense due to the granting of stock options in the third quarter of 2021 and restricted stock awards in subsequent quarters, along with the accelerated vesting of stock options and certain restricted stock awards at Closing of the Business Combination. Additionally, non-legal professional service fees increased $2.9 million in connection with the growth of our business and the Business Combination. Rent and premises costs increased by $1.3 million due to our new office headquarters, travel and entertainment increased by $1.1 million as COVID-19-related travel restrictions lifted, insurance expenses increased by $0.7 million, IT and telecommunications fees increased $0.6 million, and depreciation and amortization increased by $0.6 million. Bad debt expense increased by $0.4 million as result of reserves for certain receivables. These increases were partially offset by decreases in severance by $0.4 million and decreases in other legal fees of $0.4 million.

Sales and Marketing

Sales and marketing expenses increased by $1.1 million, or 44.0 % for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, as part of our commitment to growth, we increased marketing expenses by $0.2 million and production fees for promotional content by $0.8 million.

Impairment of Content Assets

Impairment of content assets expenses increased by $1.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In the second quarter of 2022, management had determined that its content asset has no further utility and wrote off the entire balance. There was no content asset impairment for the nine months ended September 30, 2021.

Interest Expense, Net

Net interest expense increased by $0.9 million, or 23.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in interest expense is due to the increase in the outstanding principal amount of loans as additional notes were issued in the second half of 2021 and the first half of 2022. As a result of the Business Combination, the convertible notes were converted into common stock and other debt were paid with cash proceeds from the Business Combination. After the consummation of the Business Combination on July 19, 2022 and as of September 30, 2022, the Company does not have any outstanding debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Change in fair value of warrant liabilities

The Company recorded an immaterial gain due to the change in fair value of warrant liabilities in the nine months ending September 30, 2022, from the warrant liabilities from the Business Combination. The Company had no warrant liabilities for the nine months ending September 30, 2021. See Note 6, Private Placement Warrants and Recurring Fair Value Measurements, of the notes to the unaudited condensed consolidated financial statements for additional information.

Loss on debt extinguishment

Loss on debt extinguishment increased by $115.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the conversion of certain convertible notes at Closing under the Merger Agreement terms at the Closing of the Business Combination. See Note 7, Debt, of the notes to the unaudited condensed consolidated financial statements for additional information.

Other (Income)/Expense

Other (income)/expense remained relatively flat for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Non-GAAP Information

Adjusted EBITDA, a non-GAAP measure, is a performance measure that we use to supplement our results presented in accordance with U.S. GAAP. Adjusted EBITDA is defined as net loss before share-based compensation expense, foreign currency gains and losses, interest expense, impairment of content assets, depreciation and amortization, change in fair value of warrant liabilities, and loss on debt extinguishment. Adjusted EBITDA is used by the FaZe board and management as a key factor in determining the quality of our earnings (loss).

Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it helps illustrate the underlying financial and business trends relating to our core, recurring results of operations and also enhances comparability between periods.

Adjusted EBITDA is not a recognized measure under U.S. GAAP and is not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. Investors should exercise caution in comparing our non-GAAP measure to any similarly titled measure used by other companies. This non-GAAP measure excludes certain items required by U.S. GAAP and should not be considered as alternatives to information reported in accordance with U.S. GAAP.

The table below presents our adjusted EBITDA, reconciled to our net loss for the periods indicated.

	Three months ended September 30,

(in thousands)	2022	2021

Net loss	$(130,598)	$(9,955)
Adjusted for:
Share-based compensation expense	2,337	655
Foreign exchange loss	3	—
Interest expense	459	1,517
Depreciation and amortization	567	241
Change in fair value of warrant liabilities	(19)	—
Loss on debt extinguishment	115,292	—

Adjusted EBITDA	$(11,959)	$(7,542)

	Nine months ended September 30,

(in thousands)	2022	2021

Net loss	$(149,462)	$(23,291)
Adjusted for:
Share-based compensation expense	4,996	655
Foreign exchange loss	3	—
Interest expense	4,491	3,635
Impairment of content assets	1,073	—
Depreciation and amortization	1,230	675
Change in fair value of warrant liabilities	(19)	—
Loss on debt extinguishment	115,292	—

Adjusted EBITDA	$(22,396)	$(18,326)

While not included in the adjustments above, management also removes certain expenses for internal reporting purposes, as they are unpredictable and not considered core to our operations. These expense adjustments that are utilized for internal reporting purposes include expenses related to legal settlements, legal fees outside of the ordinary course of business, and severance. For the three and nine months ended September 30, 2022, legal settlements were immaterial. For the three and nine months ended September 30, 2021, legal settlements both totaled $0.2 million. For the three and nine months ended September 30, 2022 and September 30, 2021, legal fees outside of the ordinary course of business totaled $0.1 million and $0.2 million, and $0.9 million and $1.6 million, respectively. For the three and nine months ended September 30, 2022, severance expenses were immaterial. For the three and nine months ended September 30, 2021, severance expenses totaled $0.2 million and $0.5 million respectively. See “Note 11, Litigation, of the notes to the unaudited condensed consolidated financial statements for further information relating to legal and severance related expenses that are not included in our EBITDA calculations, other than for internal reporting purposes.

Liquidity and Capital Resources

Our ability to expand and grow our business in the short and long term will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations and other sources of funding. We have financed our operations primarily through the proceeds from the Business Combination and PIPE offering, the sale of convertible preferred stock, and through debt agreements with third party lenders prior to the closing of the Business Combination. See below for a summary of our material debt and equity financing arrangements.

Because we experienced high redemptions in connection with the Business Combination, we received less proceeds from the Business Combination to pursue our anticipated growth strategies and new initiatives, including our acquisition strategy. This may cause significant delays in, or limit the scope of, our planned acquisition strategy. As a result, our results of operations and financial condition may not meet our projections. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic, are difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The continuing impact of the COVID-19 pandemic is highly uncertain and subject to change. Nonetheless, we believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months through November 2023.

We may need additional cash due to changing business conditions or other developments. Our future short and long term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to attract and retain fans and brand sponsorships and their willingness to pay for our services. Further, we may enter into future arrangements to acquire or invest in businesses, products, services and strategic partnerships. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects.

As of September 30, 2022, our principal sources of liquidity were our cash in the amount of $43.9 million.

As of September 30, 2022, the Company had 173,333 private placement warrants outstanding with an exercise price of $11.50 per share. The private placement warrants are identical to the public warrants, described in Note 8, Equity, of the notes to the unaudited condensed consolidated financial statements, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) were not transferable, assignable or salable until August 18, 2022 and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. During the three and nine months ended September 30, 2022, there was no exercise of any private placement warrants.

Equity

Prior to the Business Combination, Legacy FaZe had two classes of capital stock: common stock and preferred stock. Following the Business Combination, the Company has one class of capital stock: common stock. See Note 8, Equity, of the notes to the unaudited condensed consolidated financial statements for additional information.

As a result of the Business Combination, all Legacy FaZe preferred stock were converted to shares of common stock. Additionally, no convertible preferred stock resulted from the Business Combination. We did not issue any preferred stock or convertible preferred stock during the three and nine months ended September 30, 2022 and September 30, 2021. No preferred stock or convertible preferred stock is outstanding as of September 30, 2022.

Debt

Upon the close of the Business Combination, all outstanding debt was converted to equity or paid with transaction proceeds. See the details below for more information on outstanding debt agreements that had been outstanding prior to the Business Combination.

2022 B. Riley Term Loan

In March 2022, Legacy FaZe entered into a Bridge Loan Agreement with B. Riley Commercial Capital, LLC (“B. Riley Lender”), an affiliate of B. Riley 150, pursuant to which Legacy FaZe received a term loan in the amount of $10.0 million in a single advance (“Initial Term Loan”). Upon receipt of a borrowing notice from Legacy FaZe to B. Riley Lender in April 2022, B. Riley Lender issued Legacy FaZe a second advance of $10.0 million (“Final Term Loan”). The maturity date was closing date of the Merger Agreement.

As a result of the Business Combination, on the Closing Date, the Company paid in full the 2022 B. Riley Term Loan and the accrued interest with the proceeds of the Merger.

2021 Cox Convertible Promissory Notes

As explained in further detail in Note 7, Debt, of the notes to the unaudited condensed consolidated financial statements, in August 2021, we entered into an agreement with Cox, to which we sold convertible promissory notes of $10.0 million. Cox also purchased an additional $5.0 million in convertible promissory notes in October 2021. The maturity date of the notes was the earliest of December 15, 2023 or various other conditions outlined in the Notes 7, Debt, of the notes to the unaudited condensed consolidated financial statements, one of which is the consummation of the Business Combination. These convertible promissory notes, which could not be prepaid without consent of the holder, bore interest at a rate of 10.00% per annum and were secured against substantially all of our assets.

The convertible promissory notes were fully converted into 3,096,908 shares of the Company’s common stock in July 2022 in connection with the closing of the Business Combination.

Senior Convertible Note Purchase Agreement and Senior Convertible Promissory Note

Pursuant to a Secured Convertible Note Purchase Agreement, dated as of December 15, 2020, as amended, by and among Legacy FaZe, CPH Phase II SPV LP (“CPH II”) and CPH Phase III SPV LP (“CPH III” and, together with CPH II, “CPH”), Legacy FaZe issued $55,000,000 in aggregate principal amount of convertible promissory notes to CPH between December 15, 2020 and August 30, 2021 (the “CPH notes”). The CPH notes accrued interest at a rate of 10% per year and had a maturity date of December 15, 2023. In addition, CPH had the right to purchase certain additional convertible promissory notes from FaZe (the “CPH Right”).

Pursuant to a letter agreement, dated as of December 15, 2020, as amended by and between Legacy FaZe and CPH II (the “CPH Letter”), as long as CPH or its affiliates owned at least 2% of the outstanding capital stock of Legacy FaZe on an as-converted-to-common stock basis, Legacy FaZe was required to invite a CPH representative to attend all meetings of Legacy FaZe’s board of directors in a non-voting observer capacity, subject to certain exceptions. In addition, in consideration of CPH’s purchase of the CPH notes, so long as any amount remained outstanding under the CPH notes, Legacy FaZe agreed to pay to CPH a nonrefundable quarterly monitoring fee of $62,500, and, upon CPH’s request, reimburse CPH for any reasonable, necessary and documented expenses incurred by CPH in connection with the monitoring of its investment in FaZe and/or activities performed on behalf of FaZe, subject to a limit of $250,000 in total.

On October 23, 2021, CPH entered into a letter agreement with Legacy FaZe, pursuant to which, among other things, (i) CPH agreed to convert the CPH notes into shares of Legacy FaZe common stock immediately prior to Closing Date, (ii) CPH agreed to waive the CPH Right in exchange for the issuance of a Legacy FaZe convertible note, such note to be converted into shares of Legacy FaZe common stock immediately prior to Closing, and such shares of Legacy FaZe common stock to be converted into 4,800,000 shares of Legacy FaZe common stock, (iii) CPH agreed to waive any interest on the CPH notes in exchange for (x) the issuance of a Legacy FaZe convertible note, such note to be converted into shares of Legacy FaZe common stock immediately prior to Closing, and such shares of Legacy FaZe common stock to be converted into 523,763 shares Common Stock and (y) payment in cash of interest on the CPH notes that accrues starting on February 1, 2022 and ending on the Closing Date, and (iv) FaZe nominated Nick Lewin for election as a director of New FaZe, and upon election of Mr. Lewin as a director of FaZe.

The CPH convertible notes and accrued interest up to January 2022 were converted into 15,769,002 shares of the Company’s common stock in July 2022, in connection with the closing of the Business Combination. In addition, $2.6 million of accrued interest was settled by cash. The CPH Letter terminated upon the election of Mr. Lewin as a director of FaZe.

Other Convertible Promissory Notes

In March 2020 through August 2021, we entered into Convertible Promissory Note Agreements with accredited investors pursuant to which we sold promissory notes totaling approximately $3.2 million. For each of the $2.5 million of notes issued in 2020, the maturity date was the earlier of December 31, 2021 or the closing of a private round of preferred stock financing with immediately available proceeds of at least $1.0 million, with one note of $0.5 million with a maturity date as the earlier of April 21, 2023 or the or the closing of a private round of preferred stock financing with immediately available proceeds of at least $1.0 million. For each of the $0.7 million in notes issued in 2021, the maturity date was the second anniversary of the date of the debt purchase agreement. The conversion price of the notes was equal to 90% of the price per share sold in a preferred stock financing, provided the price is subject to adjustment in the event our enterprise value is greater than $250.0 million on that date.

The convertible promissory notes, which could not be prepaid without consent of the holder, bore interest at a rate of 4.00% per annum. The convertible promissory notes were subordinate and junior in right of payment to any senior indebtedness of FaZe.

The other convertible promissory notes were fully converted into 679,496 shares of the Company’s common stock in July 2022, connection with the closing of the Business Combination.

Paycheck Protection Program Loan

On May 4, 2020, we entered into a promissory note dated May 4, 2020 with Harvest Small Business Finance, LLC., pursuant to which Harvest agreed to make a loan to us under the Paycheck Protection Program offered by the U.S. Small Business Administration in a principal amount of approximately $1.1 million pursuant to Title 1 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The loan proceeds were available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; as well as rent; utilities; and interest on certain other outstanding debt.

The Paycheck Protection Program loan was fully repaid in July 2022, using the proceeds of the Merger.

Other Contractual Obligations, Commitments and Contingencies

We may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. Legal settlements were immaterial for the three and nine months ended September 30, 2022. Legal settlements recorded were $0.2 million for both the three and nine months ended September 30, 2021.

Our future contractual commitments related to future minimum payments for non-cancelable operating lease obligations at September 30, 2022 are $0.7 million for the remainder of 2022, $2.9 million for 2023, and $2.0 million for 2024 and thereafter.

Cash Flows — Nine Months Ended September 30, 2022 and September 30, 2021

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,

(in thousands, except for percentages)	2022	2021	$ Change	% Change

Net cash used in operating activities	$(48,442)	$(21,207)	$(27,235)	128.4%
Net cash used in investing activities	(4,411)	(742)	(3,669)	494.5%
Net cash provided by financing activities	79,707	35,036	44,671	127.5%

Net increase in cash and restricted cash	26,854	13,087	13,767	105.2%
Cash and restricted cash, beginning of period	17,618	4,431	13,187	297.6%

Cash and restricted cash, end of period	$44,472	$17,518	26,954	153.9%

Cash Flows Used in Operating Activities

We used $27.2 million more in cash for operating activities in the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021. This change was largely related to the changes in net loss of $126.2 million explained in the “Results of Operations” section, offset by the impact of various non-cash charges of $99.0 million explained in further detail below.

Net cash used in operating activities was $48.4 million for the nine months ended September 30, 2022. Our net loss of $149.5 million was partially comprised of non-cash charges: loss on debt extinguishment of $115.3 million, interest expenses of $4.5 million, stock-based compensation expense of $5.0 million, depreciation and amortization of $1.2 million, impairments to content assets of $1.1 million, bad debt expense of $0.4 million, and partially offset by additions to content assets of $0.6 million. Additionally, during the nine months ended September 30, 2022, changes in operating assets and liabilities increased cash flows used in operations of $25.8 million, primarily due to a combination of an increase in accounts receivable and contract assets of $11.7 million, an increase in prepaid expenses and other assets of $6.1 million, a decrease in accounts payable and accrued expenses of $9.7 million, a decrease in short-term debt of $0.4 million, and partially offset by an increase in contract liabilities of $2.2 million.

Net cash used in operating activities was $21.2 million for the nine months ended September 30, 2021. Our net loss of $23.3 million was partially comprised of non-cash charges: interest expenses of $3.6 million, depreciation and amortization expense of $0.7 million, and stock-based compensation of $0.7 million. Additionally, during the nine months ended September 30, 2021, changes in operating assets and liabilities increased cash flows used in operations of $2.8 million, primarily due to a combination of an increase in accounts receivable and contract assets of $3.8 million, a decrease in accounts payable and accrued expenses of $1.8 million, an increase in prepaid expenses and other assets of 0.3 million, and partially offset by an increase in contract liabilities of $3.1 million.

Cash Flows Used in Investing Activities

We used $3.7 million more in cash for investing activities in the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 primarily due to increase in purchases of property, plant and equipment of $3.5 million along with purchases of intangible assets of $0.3 million.

Net cash used in investing activities of $4.4 million for the nine months ended September 30, 2022 was due to purchases of property, plant and equipment of $3.8 million and purchases of intangible assets of $0.6 million.

Net cash used in investing activities of $0.7 million for the nine months ended September 30, 2021 was primarily due to purchases of tangible and intangible assets totaling $0.6 million.

Cash Flows Provided by Financing Activities

We generated $44.7 million more cash from financing activities in the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021, primarily due to an increase from proceeds from recapitalization of B. Riley 150 shares, net of B. Riley 150 transaction costs, of $164.6 million, proceeds from PIPE offering of $100.0 million, proceeds from issuance of term loan of $20.0 million, a decrease in payment of debt issuance costs of $0.3 million, proceeds from the issuance of common stock in connection with the exercise of stock options of $0.2 million, and partially offset by a decrease from payments for redemptions of B. Riley 150 shares of $159.0 million, a decrease in proceeds from issuance of convertible debt of $35.7 million, payments of transaction fees by Legacy FaZe of $25.1 million and payments of loan principal of $20.7 million.

Net cash provided by financing activities of $79.7 million for the nine months ended September 30, 2022 was primarily due to proceeds from recapitalization of B. Riley 150 shares, net of B. Riley 150 transaction costs, of $164.6 million, proceeds from PIPE offering of $100.0 million, proceeds from issuance of term loan of $20.0 million, proceeds from the issuance of common stock in connection with the exercise of stock options of $0.2 million, and partially offset by payments for redemptions of B. Riley 150 shares of $159.0 million, payments of transaction fees by Legacy FaZe of $25.1 million, and payments of loan principal of $21.1 million.

Net cash provided by financing activities of $35.0 million for the nine months ended September 30, 2021 was primarily due to proceeds from the issuance of convertible debt of $35.7 million, partially offset by $0.4 million used to pay off loan principal and $0.3 million for debt issuance cost.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the notes to the unaudited condensed consolidated financial statements. Our critical accounting policies are described below.

Revenue Recognition and Contract Balances

Effective January 1, 2019, we adopted the new accounting standard and related amendments, using the modified retrospective transition method for all contracts. Based on our assessment, the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”) did not have a material impact to the Company’s consolidated financial statements and there were no material differences between the Company’s adoption of ASC 606 and its historic accounting under ASC 605, Revenue Recognition. For further information regarding the impact of the adoption of this standard refer to Note 2, Summary of Significant Accounting Policies, of the notes to the unaudited condensed consolidated financial statements.

The below describes our revenue recognition policies and significant judgments in further detail:

Brand Sponsorships

The Company offers advertisers a full range of promotional vehicles, including but not limited to online advertising, livestream announcements, content generation, social media posts, logo placement on the Company’s official merchandise, and special appearances of members of the Company’s talent roster. The Company’s brand sponsorship agreements may include multiple services that are capable of being individually distinct, however the intended benefit is an association with the Company’s brand and the services are not distinct within the context of the contracts. Revenues from brand sponsorship agreements are recognized ratably over the contract term. Payment terms and conditions vary, but payments are generally due periodically throughout the term of the contract. In instances where the timing of revenue recognition differs from the timing of billing, management has determined the brand sponsorship agreements generally do not include a significant financing component.

Content

The Company generates and produces original content which the Company monetizes through Google’s AdSense service. Revenue is variable and is earned when the visitor views or “clicks through” on the advertisement. The amount of revenue earned is reported to the Company monthly and is recognized upon receipt of the report of viewership activity. Payment terms and conditions vary, but payments are generally due within 30 to 45 days after the end of each month.

The Company grants exclusive licenses to customers for certain content produced by the Company’s talent. The Company grants the customer a license to the intellectual property, which is the content and its use in generating advertising revenues, for a pre-determined period, for an amount paid by the customer upon execution of the contract. The Company’s only performance obligation is to license the content for use in generating advertising revenues, and recognizes the full contract amount at the point at which the Company provides the customer access to the content, which is at the execution of the contract. The Company has no further performance obligations under these types of contracts and does not anticipate generating any additional revenue from these arrangements apart from the contract amount.

Principal Versus Agent Considerations

A significant amount of the Company’s brand sponsorship and content revenues are generated from the Company’s talent, who are under exclusive, multi-year contracts. The Company’s talent consists of highly trained independent contractors, whose compensation is tied to the revenue that they generate. Management has evaluated the terms of the Company’s brand sponsorship and content agreements and has concluded the Company is the principal. Brand sponsorship and content revenues are reported on a gross basis, while revenue-sharing and other fees paid to the Company’s talent are recorded as cost of revenues. The Company owns the brand and intellectual property, takes primary responsibility for delivery of services, and exercises control over content generation and monetization. The Company contracts directly with Google on its Company operated channels, and the talent contracts directly with Google on their own channels. As part of the Company’s contracts with its talent, the Company agrees to serve as the talent’s exclusive management company as it relates to any and all type of work the talent may perform, including content creation and advertising revenue generated from the content. While the talent owns the content they create while they are under contract with the Company, the talent grants the Company an exclusive perpetual license to the content, and the Company grants limited usage rights of that content back to the talent, conditional upon them complying with their contract. Furthermore, all income earned from services provided by the talent related to gaming, Esports, content creation, or the business of the Company, which includes revenue from advertising via talent content, is subject to the talent agreement and is payable to the Company. In addition, the Company’s contracts with its talent specify rules and restrictions on the content the talent can create and post. As such, through its contracts with talent, the Company is the principal because the Company is the entity exercising primary control over the content generated in the YouTube channels being monetized.

Consumer Products

The Company earns consumer products revenue from sales of the Company’s consumer products on the Company’s website or at live or virtual events. Revenues are recognized at a point in time, as control is transferred to the customer upon shipment. The Company offers customer returns and discounts through a third-party distributor and accounts for this as a reduction to revenue. The Company does not offer loyalty programs or other sales incentive programs that are material to revenue recognition. Payment is due at the time of sale. The Company has outsourced the design, manufacturing, fulfillment, distribution, and sale of the Company’s consumer products to a third party in exchange for royalties based on the amount of revenue generated. Management evaluated the terms of the agreement to determine whether the Company’s consumer products revenues should be reported gross or net of royalties paid. Key indicators that management evaluated in determining whether the Company is the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

•	the Company is the party that is primarily responsible for fulfilling the promise to provide the specified good or service,

•	the Company has inventory risk before the good is transferred to the customer, and

•	the Company is the party that has discretion in establishing pricing for the specified good or service.

Based on management’s evaluation of the above indicators, the Company reports consumer products revenues on a gross basis.

Esports

League Participation: Generally, The Company has one performance obligation—to participate in the overall Esport event—because the underlying activities do not have standalone value absent the Company’s participation in the tournament or event. Revenue from prize winnings and profit-share agreements is variable and is highly uncertain. The Company recognizes revenue at the point in time when the uncertainty is resolved.

Player Transfer Fees: Player transfer agreements include a fixed fee and may include a variable fee component. The Company recognizes the fixed portion of revenue from transfer fees upon satisfaction of the Company’s performance obligation, which coincides with the execution of the related agreement. The variable portion of revenue is considered highly uncertain and is recognized at the point in time when the uncertainty is resolved.

Licensing of Intellectual Property: The Company’s licenses of intellectual property generate royalties that are recognized in accordance with the royalty recognition constraint. That is, royalty revenue is recognized at the time when the sale occurs.

Transaction Price Allocated to the Remaining Performance Obligations

For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2022, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of September 30, 2022 were not material.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity, and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are accounted for as equity-classified are further discussed in Note 8, Equity, of the notes to the unaudited condensed consolidated financial statements. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs as further discussed in Note 6, Private Placement Warrants and Recurring Fair Value Measurements, of the notes to the unaudited condensed consolidated financial statements.

Stock-Based Compensation

We recognize the cost of stock-based awards granted to FaZe employees, directors, and nonemployee consultants based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We have elected to recognize the effect of forfeitures in the period they occur.

Based on the early stage of our company’s development and other relevant factors, we determined that an Option Pricing Model (“OPM”) was the most appropriate method for allocating FaZe’s enterprise value to determine the estimated fair value of Common Stock. Application of the OPM involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding its expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. Specifically, we have historically used the back solve analysis to estimate the fair value of our Common Stock, which derives the implied equity value for one type of equity security from a contemporaneous transaction involving another type of security (shares of our preferred stock in this instance).

The estimates utilized in determining the grant date fair value for new awards are no longer necessary now that our shares are publicly traded. The grant date fair value of our Common Stock was determined with the assistance of an independent third-party valuation specialist.

We specifically determine the fair value of FaZe stock options using the Black-Scholes-Merton option pricing model, which is impacted by the following assumptions:

•	Expected Term — We use the simplified method when calculating the expected term due to insufficient historical exercise data.

•	Expected Volatility — As our stock has recently become publicly traded, the volatility is based on a benchmark of comparable companies within our peer group.

•	Expected Dividend Yield — The dividend rate used is zero as we have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

•

Risk-Free Interest Rate — The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon instrument with an equivalent remaining term equal to the expected life of the award.

Income Taxes

We record a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with ASC 740, Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of “more likely than not” that they will be realized in the future, a valuation allowance is recorded. We have considered our history of cumulative tax and book losses incurred since inception, and other positive and negative evidence, and have concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2022 or as of December 31, 2021.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense, if applicable income tax returns remain open for examination by applicable authorities, generally three years from filing for federal and four years for state. We would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2022.

Recently Adopted and Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, of the notes to the unaudited condensed consolidated financial statements, for recently adopted accounting pronouncements and recently issued accounting pronouncements that may have an impact on future results but that have not yet adopted as of the date of the condensed consolidated financial statements.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. This may make it difficult to compare our financial results with the financial results of other public companies that are either not emerging growth companies or emerging growth companies that have chosen not to take advantage of the extended transition period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, we were not subject to any market or interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the identification of a material weakness in our internal control over financial reporting relating to the following items; Inadequate design of information technology (IT) general and application controls resulting from inappropriate access given to certain individuals within finance, including the CFO and Controller; lack of adequate segregation of duties within a significant account of processes; and lack of adequate and timely review of accounts and reconciliations resulting in material audit adjustments and significant post-closing adjustments. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. In light of the material weakness discussed above, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, including the matters addressed under the heading “Cautionary Statement Regarding Forward-Looking Statements,” you should carefully consider the following risk factors before investing in our securities. Certain factors may have a material adverse effect on our business, financial conditions and results of operations. The risks and uncertainties described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows in future periods or are not identified because they are generally common to businesses. If any of these risks occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have incurred and expect to continue to incur operating losses and may not establish and maintain profitability in the future.

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $149.5 million and $36.9 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $261.9 million and $112.4 million, respectively. We expect our costs and expenses to increase in future periods as we intend to continue to make significant investments to grow our business. These efforts may be more costly than we expect and may not result in increased revenue or the growth of our business. In addition to the expected costs to grow our business, we also expect to incur significant legal, accounting, and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future. These conditions have raised substantial doubt about our ability to continue as a going concern, which is dependent upon our ability to generate significant revenue and our ability to raise additional funds by way of our debt and equity financing efforts.

While we have experienced significant revenue and other growth in recent periods, the industry in which we operate is highly competitive and rapidly changing, and relies heavily on continually introducing compelling content and products. As such, if we fail to deliver such content and products, do not execute our strategy successfully or if our content offerings or products are delayed in any way, our revenue may decline, and our operating results will suffer.

Our business depends on the strength of our brand, and if we are not able to maintain and enhance our brand, we may be unable to sell our products or services, and our consumer engagement may decline, which could have a material adverse effect on our business, financial condition, and results of operations.

We believe that our brand, identity and reputation contribute significantly to our success. Maintaining and enhancing the FaZe brand and reputation is critical to retaining and growing our consumer, sponsor and advertiser bases. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, culturally-relevant and entertaining content, as well as competitive Esports competition results, which may require substantial investment by us and may not be successful. Further, advertisements and sponsorships, and actions of our advertisers or sponsors may affect our brand and reputation if our consumers respond negatively to them. Additionally, our brand, identity and reputation may be adversely affected by perceptions of our industry in general, including perceptions resulting from factors unrelated to our actions or our content.

To be successful in the future, we believe we must preserve, grow and leverage the value of our brand across all of our revenue streams. We have in the past experienced, and we expect that in the future we will continue to receive, a high degree of media coverage. Unfavorable publicity regarding any of our Esports teams, Esports athletes, content creators, influencers or brand partners regarding their actions or professional performance, or any unfavorable publicity regarding our ability to attract and retain certain Esports players and coaching staff, could negatively affect our brand and reputation. Failure to respond effectively to negative publicity could also further erode our brand reputation.

In addition, events in our industry, even if unrelated to us, may negatively affect our brand and reputation. As a result, the size and engagement of our fan base and the demand for our products may decline. Damage to our brand or reputation or loss of our fans’ commitment for any of these reasons could impair our ability to expand our fan base, sponsors and commercial affiliates or our ability to sell significant quantities of our products, which could result in decreased revenue across our revenue streams and have a material adverse effect on our business, results of operations and financial condition, as well as require additional resources to rebuild our brand and reputation.

In addition, maintaining and enhancing our brand and reputation may require us to make substantial investments, some or all of which may be unsuccessful. Failure to successfully maintain and enhance the FaZe brand and reputation or excessive or unsuccessful expenses in connection with this effort could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of livestreaming of competitive Esports, gaming and lifestyle content. The market for competitive Esports, gaming and lifestyle content is relatively new and rapidly developing and is subject to significant challenges. Our business relies upon our ability to cultivate and grow an active community, and our ability to successfully monetize such community through advertising and sponsorship opportunities and retail sales. In addition, our continued growth depends, in part, on our ability to respond to the constant changes in our industry, including rapid technological evolution, continued shifts in gamer trends and demands, the introduction of new competitors into the market, and the constant emergence of new industry standards and practices. Developing and integrating new content, products and services could be expensive and time-consuming, and these efforts may not yield the anticipated benefits. Further, if the Esports gaming advertising and sponsorship market does not continue to grow, or if we are unable to capture and retain a sufficient share of that market, our results may be materially and adversely affected. We cannot assure you that we will succeed in any of these aspects or that our industry will continue to grow as rapidly as it has in the past.

We have experienced rapid growth since our inception and we expect that we will continue to grow. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.

Since our inception, we have experienced rapid growth in the U.S. and internationally. This growth has included growth in our fanbase, consumer product sales, content pipeline, Esports/gaming performance, and in the number of our talent and of our brand sponsorships, among other things. In addition, we expect future growth in our fanbase, consumer product sales, content pipeline, Esports/gaming performance, the number of brand sponsorships, and in the number of our talent, as well as in international expansion, mergers and acquisitions, and emerging monetization areas. This expansion increases the complexity of our business and has placed, and will continue to place, strain on our management, personnel, operations, systems, financial resources and internal financial control and reporting functions. The industries in which we operate are rapidly evolving and may not develop as we expect. Even if our revenue continues to increase, our net revenue growth rates may vary in the future as a result of macroeconomic factors, increased competition, the maturation of our business, and other factors. Overall growth of our net revenue will depend on a number of factors, including our ability to:

•	Maintain and enhance our reputation and the value of our brand;

•

Continue to produce content and offer retail products that our target audience finds appealing so that we are able to attract new consumers and maintain our existing consumer relationships and engagement;

•	Accurately forecast our revenue and plan our operating expenses;

•	Successfully compete in the industries in which we participate, and respond to developments in these industries;

•	Comply with existing and new laws and regulations applicable to our business;

•	Successfully expand into new business verticals and new markets, including international markets;

•	Hire, integrate, train, and retain talented personnel;

•	Effectively manage the growth of our business, personnel, and operations;

•	Effectively manage our costs related to our business and operations; and

•	Attract and retain creative talent.

Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. We may not be able to manage our growth effectively, which could damage our reputation and negatively affect our operating results.

We received less proceeds from the Business Combination than we initially expected. This could prevent us from executing on our business plan and may result in our results of operation and financial condition being worse than we previously projected.

We rely on the availability of capital to grow our business. The projections that we prepared in September 2021 in connection with the Business Combination assumed that we would receive at least $218 million in capital from the Business Combination. At the closing of the Business Combination, we received approximately $100.2 million due to higher than expected redemptions by BRPM public stockholders and higher than expected expenses in connection with the Business Combination. Accordingly, we have less cash available to pursue our anticipated growth strategies and new initiatives than we projected. This may cause significant delays in, or limit the scope of, our planned acquisition strategy and our planned international expansion.

Our actual results for 2021 differed materially from our projections and we currently expect our actual 2022 results to differ materially from the projections for several reasons, including, among other things: (i) the actual level of redemptions by BRPM public stockholders being higher than anticipated redemption levels; (ii) we expect costs of revenue to be higher than projected as a result of increased budgets for planned original content to enhance the quality of production and participating talent; (iii) we expect general and administrative expenses for 2022 to be higher than projected by at least 30% as a result of higher than expected costs associated with investing in growth initiatives, our accelerated decision following the execution of the Merger Agreement to hire more executives—including a Chief Operating Officer and the search for a Chief Commercial Officer—to position FaZe with a strong corporate governance structure, and other employees as we scale, the pace of hiring executives and other employees, and higher costs related to being a public company, including those related to directors’ and officers’ liability insurance; (iv) we expect revenues for 2022 to be lower than projected by 20%, but revenues may be higher or lower, as a result of changes to original programming planned for 2022, slower than anticipated retail growth in consumer products and delays in our planned international expansion as a result of less than anticipated proceeds available from the Trust Account; and (v) as a result of anticipated higher costs and lower revenues, we expect Adjusted EBITDA to be lower than projected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Additionally, we currently expect our actual 2023 results to differ materially from our projections for several reasons, including, among other things: (i) the continued and cumulative effects of the factors described in the immediately preceding paragraph, including less than anticipated transaction proceeds and increased costs of revenue; (ii) higher than projected general and administrative expenses as a result of the full year impact of employee and executive hires and public company expenses, including directors’ and officers’ liability insurance; (iii) lower than projected revenues as a result of a reduced production slate and budget size for content and challenges with expanding our consumer products business given existing licensing arrangements in place that restrict us from effectively capitalizing opportunities, such as scaling internationally; and (iv) as a result, lower than projected Adjusted EBITDA.

Given the dynamic nature of the markets we operate in, and the current status of our business, although we lack the visibility to reasonably quantify, the results for the future periods beyond 2023 may also materially differ from our projections.

In addition, we are also monitoring and evaluating emerging growth opportunities and believe certain potential opportunities, such as digital goods, are growing more rapidly than expected, which may accelerate the timeline of our investment in these growth opportunities as early as 2023. Investment in emerging opportunities comes with significant execution risk and may include direct costs relating to launching a new product or service, hiring employees, signing talent and/or increases in marketing events and expense.

Because we experienced high redemptions by BRPM public stockholders in connection with the Business Combination, we have less cash available to pursue our anticipated growth strategies and new initiatives, including our acquisition strategy, which could have a material impact on our projected estimates and assumptions and actual results of operations and financial condition. The estimates and assumptions used in building our projections required the exercise of judgment and were and continue to be subject to various economic, business, competitive, regulatory, legislative, political and other factors. There can be no assurance that the projected results will be realized even after accounting for the differences discussed herein, or that actual results will not be significantly higher or lower than estimated. Our failure to achieve our projected results could harm the trading price of our securities and our financial position, and adversely affect our future profitability and cash flows.

Esports professionals, influencers and content creators historically have accounted for a substantial portion of our revenue. If these Esports professionals, influencers and content creators were to become less popular and we are unable to identify and acquire suitable replacements, our business and prospects could suffer.

Historically, our Esports professionals, influencers and content creators have accounted for a substantial portion of our revenue. For the nine months ended September 30, 2022, one content creator accounted for approximately 18% of our revenue. For the year ended December 31, 2021, the same content creator accounted for approximately 22% of our revenue, of which approximately 8% represented a one-time payment to FaZe for the sale of a five-year exclusive license to certain historical content posted to YouTube by this content creator prior to March 2021. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Revenue.” We expect that our popular Esports professionals, influencers and content creators will continue to produce a disproportionately high percentage of our revenues and profits. As we have grown our talent roster, we have worked to develop a broad talent base capable of sustaining and growing the FaZe brand. However, our revenue from this content creator or any of our other talent may fluctuate in the future because of similar one-time sales to third parties of content created by any particular FaZe talent, or because of other one-time or limited events, which we anticipate would take place in the future. The failure of such a content creator to achieve results as anticipated could negatively impact our business. Other than the historical revenue attributable to this one content creator being material to our business for the year ended December 31, 2021 and the nine months ended September 30, 2022, we are not dependent on any one Esports professional, influencer, and/or content creator. However, if the popularity of an Esports professional, influencer or content creator declines, as has happened in the past with other popular Esports professionals, influencers and content creators, we may have difficulty identifying and acquiring suitable replacements. If we are unable to identify and acquire suitable replacements for any of our Esports professionals, influencers or content creators in a timely manner and on terms agreeable to us, our brand could lose popularity, which would negatively impact our business.

Competition within the online entertainment industry as well as the broader entertainment industry is intense and our existing and potential consumers may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the internet. If our Esports professionals, influencers and content creators do not maintain or increase their popularity, our business, financial condition, results of operations and prospects would be materially adversely affected.

The specific industries in which we operate, including online gaming and lifestyle content, professional Esports, and retail merchandise, are characterized by dynamic consumer demand and technological advances, and there is intense competition among online gaming and traditional entertainment providers. A number of established companies producing content similar to ours compete with us and our platform, and other companies may introduce competitive services in the future. These competitors may spend more money and time on developing their respective platforms, undertake more extensive marketing campaigns, adopt more aggressive business strategies, or otherwise develop more appealing content offerings than ours, which could negatively impact our business. Furthermore, new competitors may enter our industry and compete directly with us. If we are not able to maintain or improve our market share, or if the offerings on our platform do not continue to be popular, our business could suffer.

We operate in the digital entertainment and gaming industries within the broader entertainment industry, and our consumers face a vast array of easily accessible entertainment choices. Other forms of entertainment, such as television, movies and sporting events, as well as other forms of digital entertainment, are more well established and may be perceived by the users to offer greater variety, affordability, interactivity, and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of these consumers, and competition within the industries we operate and the broader entertainment industry is intense. If we are unable to sustain sufficient interest in our platform in comparison to other forms of entertainment, including new forms of entertainment, we could experience reduced demand for our content, live events and overall popularity, which could have an adverse effect on our business financial condition and results of operations.

Misalignment with public and consumer tastes and preferences for entertainment and retail consumer products could negatively impact demand for our entertainment offerings and products, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We create entertainment content and consumer products, the success of which depends substantially on consumer interests and preferences that frequently change in unpredictable ways. The success of our business depends on our ability to consistently create digital content and consumer products, and to have popular talent, that meet the changing preferences of the broad consumer market and respond to competition from an expanding array of entertainment choices facilitated by technological developments in the availability and delivery of digital content. Misalignment of our content, products, and talent if we are not successful in responding to rapidly changing public and consumer tastes and preferences, could impact demand for our offerings and our business, financial condition, results of operations and prospects could be materially affected.

We primarily rely, and expect to continue to primarily rely, on third-party mass media platforms, such as YouTube, TikTok, Twitter, Instagram, and Twitch, to deliver our content offerings to fans and potential viewers and any failure, disruption of or interference with our use of such streaming services could disrupt the availability of our content and adversely affect our business, financial condition, results of operations and prospects.

The success of our business is driven in part by the commercial success and adequate supply of third-party mass media channels through which we may distribute our content, including YouTube, TikTok, Twitter, Instagram, and Twitch. Our success also depends on our ability to accurately predict which channels and platforms will be successful with the FaZe and larger gaming communities, our ability to develop commercially successful content and distribute it on these platforms. Additionally, we may enter into certain exclusive licensing arrangements that affect our ability to deliver or market our content on certain channels and platforms. A channel or platform may not succeed as expected or new channels or platforms may take market share and consumers away from platforms for which we have devoted significant resources. If demand for the channels or platforms for which we are developing and producing our content is lower than our expectations, we may be unable to fully recover the investments we have made, and our financial performance may be negatively impacted. Alternatively, a channel or platform for which we have not devoted significant resources could be more successful than we initially anticipated, causing us to not be able to take advantage of meaningful revenue opportunities.

Significant disruption during live events that we participate in, such as power and internet outages, may adversely affect our business.

We, as well as the teams in the Esports leagues we compete in, host and participate in numerous live events each year, some of which are attended by a large number of people. If an event we host or in which we participate experience an internet or power outage, the event may be delayed or canceled, and our reputation may be harmed. Additionally, there are many risks that are inherent in large gatherings of people, including the risk of an actual or threatened terrorist act, fire, explosion, protests, riots, and other safety or security issues, any one of which could result in injury or death to attendees and/or damage to the facilities at which such an event is hosted. While we maintain insurance policies, they may be insufficient to reimburse us for all losses or all types of claims that may be caused by such an event. Moreover, if there was a public perception that the safety or security measures are inadequate at the events we host or events hosted by our teams in the Esports leagues we compete in, even if such perception was incorrect, it could result in reputational damage and a decline in future attendance at events hosted by us or the leagues in which our Esports teams compete.

We focus our business on our Esports professionals, influencers and content creators and consumers, and acting in their interests in the long-term may conflict with the short-term expectations of investors.

A significant part of our business strategy and culture is to focus on long-term growth and the development and experience of our Esports professionals, content creators and influencers over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our Esports athlete, content creator and influencer community, and increase the amount and types of content offerings available on the FaZe platform. We expect to continue making significant investments to grow our platform and develop new capabilities for the benefit of our Esports professionals, content creators, influencers and consumers. Such expenditures may not result in improved business results or profitability over the long-term. If we are ultimately unable to achieve or improve profitability at the level or during the time from anticipated by securities or industry analysts, investors and our stockholders, the trading price of our stock may decline.

Negative events or negative media coverage relating to, or a declining popularity of, industries in which we operate and gaming in particular, or other negative coverage of our brand, or third parties with whom we are affiliated with, may adversely impact our ability to retain existing consumers of our entertainment offerings or attract new consumers, which could have an adverse impact on our business, financial condition, results of operations and prospects.

Public opinion can significantly influence our business. Unfavorable publicity regarding the industries in which we operate, us or our brand, and any third-party persons with whom we are associated with, the popularity of our industry, the security of our platform and the platforms of our competitors and the content of our offerings, litigation, or regarding the actions of third parties with whom we have relationships, could seriously harm our reputation. Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our consumers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction. Negative public perception of us could adversely affect the size, demographics and engagement of our consumers and result in decreased revenue, slower growth rates or other unforeseeable consequences, which could seriously harm our business.

Some content creators or other persons associated with us may make unauthorized, fraudulent, or illegal use of games on third-party platforms, including through unauthorized third-party websites or “cheating” programs, which may negatively impact our brand and adversely affect our business.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in games, play them in an automated way, collude to alter the outcome or otherwise obtain unfair advantages. These programs and practices undermine the integrity of our platform and brand, as they harm the experiences of players who play fairly. If we are unable to prevent our content creators or other associated persons from using “cheating” programs, our reputation may be damaged. If our brand is associated with “cheating,” it could result in lost revenue from sponsorships and advertising, cause us to lose personnel, and distract our management team from daily operations, which could adversely affect our business, financial condition, operating results, reputation and future prospects.

Our use of social media, particularly for marketing and ecommerce, may increase our burden to monitor compliance of such materials with applicable terms of use, laws and regulations.

Use of social media and influencers may materially and adversely affect our reputation or brand and may subject us to fines or other penalties. As laws and regulations in the use of these platforms and devices, failure to abide by applicable laws and regulations in the use of these platforms and devices, failure to abide by applicable terms of use of these platforms, or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties. In addition, an increase in the use of social media for marketing may cause an increase in our burden to monitor compliance of such materials, and increase the risk that such materials contain problematic or marketing claims in violation of applicable regulations.

We use third-party social media platforms as, among other things, a way to engage with our fans and to enhance our brand marketing efforts. For example, we maintain Instagram, Facebook, Twitter, YouTube and Twitch accounts. We also maintain relationships with many influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms, as well as remain in compliance with the various, and often changing, terms of use of such platforms. If we are unable to cost-effectively use social media platforms to engage with our audience and enhance our brand marketing efforts, or if the platforms we use do not evolve quickly enough for us to fully optimize such platforms, or if we are unable to remain compliant with applicable terms of use of such platforms, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fees, or other penalties and have a material adverse effect on our business, financial condition and operating results.

In addition, an increase in the use of social media for product and content promotion and marketing may cause an increase in the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not prescribe what our FaZe content creators and influencers post, and if we were held responsible for the content of their posts or their actions, we could be forced to alter our practices, which could have an adverse impact on our business.

We rely on certain assumptions and estimates in calculating our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain key operating metrics, including Total Reach and Average Revenue Per YouTube Subscriber, using internal data analytics tools, which have certain limitations. In addition, we rely on data received from third parties, including third-party platforms on which we maintain an active presence, to track certain performance indicators. Data from both such sources may include information relating to fraudulent accounts and interactions with our website or the social media accounts we and our content creators and influencers maintain (including as a result of the use of bots, or other automated or manual mechanisms to generate false impressions that are delivered through their accounts). We have only a limited ability to verify data from our sites or third parties, and perpetrators of fraudulent impressions may change their tactics and may become more sophisticated, which would make it still more difficult to detect such activity.

Our methodologies for tracking metrics may also change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use or issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of the reach or monetization of our network, if we discover inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy and cannot find an adequate replacement for the metric, our business, financial condition and operating results could be adversely affected. If our measures of these key operating metrics are inaccurate, our partnerships, including with our Significant Sponsors with whom we have sponsorship or other partnerships, may not value our platform and relationship the same and as a result our business, revenue and financial results would be harmed. For additional discussions on Total Reach, Average Revenue Per YouTube Subscriber and Total Number of Significant Sponsors see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Faze—Key Performance Indicators.”

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

Technology changes rapidly in the entertainment industry. We must continually anticipate and adapt to emerging technologies and business models to stay competitive. Forecasting the financial impact these changing technologies and business models may have is inherently uncertain and volatile. Supporting a new technology or business model may require affiliating with a new business or technology vendor, and such affiliation may be on terms that are less favorable to us than those for traditional technologies or business models. If we invest in the development of content offerings that incorporate a new technology or business model that does not achieve significant popularity, whether because of competition or otherwise, we may not recover the often substantial costs of developing and marketing those content offerings, or recover the opportunity cost of diverting company resources away from other content and product offerings. In the near and longer term, we expect to take advantage of broader trends such as the growth of the metaverse in the digital economy and the associated increase in importance of technologies such as blockchains, virtual reality and augmented reality. We may not be successful in allocating our resources to these new areas and may not recover the costs and opportunity costs of investing in these opportunities instead of others. Further, our competitors may adapt to these or other emerging technologies or business models more quickly or effectively than we do.

If, on the other hand, we elect not to pursue the development of content offerings or other opportunities incorporating a new technology, or otherwise elect not to pursue new business models that achieve significant success and popularity, it may have adverse consequences to our business. It may take significant time and expenditures to shift financial and personnel resources to that technology or business model, and it may be more difficult to compete against existing companies that incorporate that technology or business model effectively.

We depend in part on internet search engines to direct traffic and refer new consumers to us. If search engines’ methodologies and policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for others reasons, traffic to our website and social media accounts, including our YouTube, TikTok, Twitter, Instagram and Twitch accounts, as well as overall retention of reengagement could decline, which could have an adverse impact on our business and results of operations.

We depend in part on internet search engines such as Google, Bing and Yahoo! to direct a significant amount of traffic to our platform. Our ability to maintain and increase the number of visitors directed to our platform from search engines is not within our control. Search engines such as Google have, and may continue to modify their search algorithms (including what content they index) and policies or enforce these policies in ways that are detrimental to us, that we are not able to predict or without prior notice. If these algorithms or policies are changed, or if policies are enforced in detrimental ways to us, we may experience declines in traffic and fan growth as a result. In addition, some or all of these changes in policies or their enforcement may not apply in the same manner to some or all of our competitors, and as a result our competitors may experience more favorable search results than we do. Any significant reduction in the traffic directed to our platform from search engines could harm our business and results of operations.

If we are unable to compete effectively for advertisers and sponsors, our business, revenue and financial results could be negatively affected.

We face significant competition for advertising and sponsorship revenue across a variety of formats. To compete effectively, we must enable our advertisers and sponsors to easily have access to the FaZe platform. In order to grow our revenue and improve our operating results, we must increase our share of advertising and sponsorship spend relative to our competitors, as well as more robust tools to measure the effectiveness of advertising and sponsorship campaigns.

Some of our larger competitors leverage their advertiser and sponsor relationships based on their products and services to gain additional share of advertising and sponsorship spend. They also sometimes have large distributed sales forces and an increasing amount of control over mobile distribution channels. These competitors could have access to large volumes of data and other important information, which may enable them to better understand their consumer base and develop and deliver more targeted advertising and more relevant and appealing sponsors. They may not need to rely on third-party data, including data provided by advertisers or sponsors, in order to effectively target their campaigns, which could make their platform more attractive to advertisers and sponsors than ours if third-party data ceases to be available to us, whether because of regulatory changes, privacy concerns or other reasons. If we are unable to provide our advertisers and sponsors with the ability to effectively target our audience, or if our advertisers and sponsors do not believe that our value proposition is as compelling as those of our competitors, we may not be able to attract new advertisers and sponsors or retain existing ones, and our business, revenue and financial results could be harmed.

We must effectively operate with mobile operating systems, web browsers, social media applications, networks, regulations and standards, which we do not control. Changes in our content offerings on or other changes to such mobile operating systems, web browsers, social media applications, networks, applicable laws, regulations and standards may negatively impact our business.

We make our services available across a variety of mobile operating systems and devices. We are dependent on the interoperability of our services with popular mobile devices, web browsers and mobile operating systems that we do not control, such as Chrome, Safari, Android and iOS. Any changes in such mobile operating systems or devices that degrade the availability of our content or give preferential treatment to competitors could adversely affect viewership of our content. In order to deliver high quality content, it is important that our offerings are available across a range of mobile operating systems, networks, mobile devices and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing content that operate effectively with these operating systems, networks, devices and standards. In the event that it is difficult for our consumers to access our content, particularly on their mobile devices, our brand reputation and business could be harmed.

We rely on software, technologies and related services from other parties to operate certain functions of our day-to-day business, and problems in their use or access could increase our costs and harm our business, revenue and financial results.

We rely on software, technologies and related services from third parties to operate critical internal and day-to-day functions of our business. Third-party technologies or services that we utilize may become unavailable due to a variety of reasons, including outages, interruptions or failure to perform under a relevant agreement. Unexpected delays in their availability or function can, in turn, affect our operations. Further, third-party software or service providers may cease to provide such software or services on commercially reasonable terms or may fail to properly maintain or update their software. In such instances, we may be required to seek licenses to similar software or services from other parties on less favorable economic terms. These occurrences, delays and limitations, if they occur, could harm our business, financial condition and results of operations.

The importance of retail sales to our business exposes us to the risks of that business model, including negative economic conditions affecting the purchases of discretionary items, supply chain and other distribution issues or disruptions, fluctuations in sales and the volatility of consumer preferences.

Our retail business is subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negative influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, inflation, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty or downturn, when disposable income is reduced or when there is a reduction in consumer confidence. Adverse economic changes could reduce consumer confidence, and thereby could negatively affect our retail business. These economic difficulties and other macroeconomic challenges change rapidly and are difficult to predict, and if we are unable to adequately address them, our business may be harmed.

Our business may be harmed if our Esports professionals, influencers and content creators, or other third parties with whom we are affiliated with and rely upon, misappropriate sensitive information of ours or our intellectual property, or fail to provide adequate services.

In many cases, our Esports professionals, content creators, influencers, partners and other third party affiliates are given access to sensitive information or our intellectual property in order to provide services and support to the FaZe brand. These Esports professionals, content creators, influencers, content creators and other third party affiliates may misappropriate or misuse our information or intellectual property and engage in unauthorized use of it. Further, the failure of these individuals to provide adequate services and content could result in a disruption to our business operations or an adverse effect on our reputation and may negatively impact our business. At the same time, if the media, consumers, employees or any third parties raise any concerns about our actions in association with the actions of another party, this could also damage our reputation and our business.

If we are unable to maintain, train and build effective domestic and international sales and marketing infrastructure, we will not be able to continue to commercialize and grow our brand successfully.

As we grow, we may not be able to secure sales personnel or organization that are adequate in number or expertise to successfully market and sell our brand products on a global scale. If we are unable to expand our sales and marketing capability, train our sales force effectively or provide any other capabilities as necessary to commercialize our brand internationally, we may need to contract with third parties to market and sell our brand. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, we may not be able to increase our revenue, and may generate increased expenses without the benefit of increased revenue.

If we are unable to renew or replace key commercial agreements on similar or better terms, or attract new sponsors, our business, revenue and financial results could be negatively affected.

Our commercial revenue for the nine months ended September 30, 2022 represented 57.7% of our total revenue, and for the year ended 2021, our commercial revenue represented 45% of our total revenue. Our commercial revenue is generated from agreements with our sponsors, and these agreements have finite terms. When these contracts expire, we may not be able to renew or replace them with contracts on similar or better terms or at all. One of our first sponsorship agreements, which expired by its terms in February 2022 and was not renewed by FaZe, was with a global sponsor, G Fuel LLC (“G Fuel”), that represented industries including beverages, supplements and energy drinks (the “G Fuel Sponsorship Agreement”). For the year ended December 31, 2021, the G Fuel Sponsorship Agreement represented 12% of our revenue. This agreement was terminated by its terms effective April 2022. Although we have entered into a new sponsorship agreement with another company in the energy drink space, as well as other sponsorships, a delay or failure to renew or replace sponsorship agreements or other commercial agreements on similar or better terms could result in a reduction in our commercial revenue. Such a reduction could have a negative effect on our overall revenue and our ability to continue to compete in our industry if we do not engage in other sponsorship arrangements. For future periods, no single sponsorship agreement is expected to represent ten percent or more of our total revenue. As part of our business plan, we intend to grow our commercial portfolio by continuing to add new sponsors. We may not be able to successfully execute this plan and our efforts to otherwise promote our brand to attract new sponsors may fail to do so, which could negatively affect our ability to achieve our goals, which could have a material adverse effect on our business, results of operations and financial condition.

Additionally, if we are unable to renew or replace certain key contracts on similar or more favorable terms as they expire or otherwise terminate, our business, results of operations and financial condition could suffer.

Negotiation and pricing of key media contracts are outside our control and those contracts may change in the future.

Our Esports teams participate in events hosted by the relevant leagues in which our teams participate. We are not a party to the broadcast and other relevant media contracts to which these leagues enter, and we do not have control over their terms or conditions. We rely on the streaming and broadcast of events in which our Esports teams participate to promote our brand and help retain existing and attract new fans and consumers, and if the media contracts related to the availability of some or all of the events in which our Esports teams participate are terminated or otherwise changed, our business may suffer.

The effect of uncertainties related to the global COVID-19 pandemic on U.S. and global economies, including delays in live events returning, has impacted and may in the future continue to impact our business, results of operations, and financial condition.

As a result of the COVID-19 pandemic and related public health measures, federal, state, local and foreign governmental authorities have in the past imposed protocols and restrictions intended to contain the spread of the virus, including limitations on the size of gatherings, mandated closure of work facilities, schools and businesses, quarantines, lockdowns and travel restrictions. In addition, we have established, and will continue to maintain protocols to promote the health and safety of our workforce and business associates. Substantially all of our office locations, including our headquarters in Los Angeles, California, are now open for employees, but we will continue to limit onsite access to the extent required by applicable state and local regulations and best practices in the industry.

The extent of any continued impact of the COVID-19 pandemic depends on future developments that cannot be accurately predicted, including the impact on our employees, consumers, brand partners, Esports professionals, content creators and influencers. For example, on May 11, 2022, we paused production on our newest competition series, FaZe 1, due to an outbreak of COVID-19, in accordance with FaZe’s and the Centers for Disease Control and Prevention’s (“CDC”) health and safety guidelines. Although production resumed on May 22, 2022 and the winner was announced on May 26, 2022, there may be similar impacts on our business in the future. If we are not able to flexibly respond and manage the ongoing impact of these and other currently known impacts related to the COVID-19 pandemic, our business could be harmed.

We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into adjacent industries or potential business opportunities with well-established competitors.

We have experienced significant growth in the scope and complexity of our business, including through development of our Esports and consumer products businesses. Our future depends, in part, on our ability to manage this expanded business and our aspirations for continued expansion and growth. We have dedicated resources both to new business models that are largely untested and to adjacent potential business opportunities in which very large competitors have an established presence, as is the case with our sponsorship and consumer products businesses. We do not know to what extent our future expansions, if any, will be successful. Further, even if successful, our aspirations for growth in our core businesses and adjacent businesses could create significant challenges for our management, operational and financial resources. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure by these new business or failure to adequately manage our growth in any of these ways may cause damage to our brand or otherwise negatively impact our core business. Further, the success of these businesses is largely contingent on the success of our underlying brand and as such, a decline in the popularity of our brand may impact the success of these businesses.

We are a global company and are subject to the risks and uncertainties of conducting business outside the U.S. While international expansion is one of our growth objectives, we may not be able to materialize on available acquisition opportunities, or guarantee that we will successfully integrate those acquisitions, if any, into our existing business.

We conduct business throughout the world, and we derive a substantial amount of our retail revenue from the U.S., and some of our retail revenue from outside the U.S. We expect that international sales will continue to account for a portion of our retail revenue and that sales in emerging markets globally will continue to be a part of our international sales strategy. As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in non-U.S. markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation and shipping costs, international political, regulatory and economic developments, unexpected changes to laws, regulatory requirements, and enforcement on us and our platform providers and differing local business practices, all of which may impact us or make it more difficult for us to conduct business in foreign markets.

A deterioration in relations between either us or the U.S. and any country in which we have significant sales, or the implementation of government regulations in the U.S. or such a country, could result in the adoption or expansion of trade restrictions, including economic sanctions or absolute prohibitions, that could have a negative impact on our business. In addition, cultural differences may affect consumer preferences and limit the international popularity of FaZe in certain areas or require us to modify the products and content we offer or the method by which we deliver our content to our consumers in order to be successful in those areas. If we do not correctly assess consumer preferences in the countries in which we sell our products and offer our entertainment content, the success of our international operations will be negatively impacted.

We are also subject to risks that our operations outside the U.S. could be conducted by our employees, contractors, third-party affiliates, representatives, or agents in ways that violate the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act or other similar anti-bribery or financial crime laws. While we have policies, procedures, and training for our employees, intended to secure compliance with these laws, our employees, contractors, third-party affiliates, representatives or agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions.

Fluctuations in exchange rates may negatively affect our results of operations.

While we currently price our products in U.S. dollars, even in international markets, we may become more exposed to the effects of fluctuations in currency exchange rates as we continue to expand our international reach. We generally collect revenue from our international markets in U.S. currency. As of and for the nine months ended September 30, 2022 and the year ended December 31, 2021, we had consumers in over 100 countries and approximately 12.6% and 9.5% of our merchandise revenue was derived from outside the U.S., respectively. Rapid appreciation of the U.S. dollar against foreign currencies can harm our reported results and cause the revenues derived from outside the U.S. and Canada to decrease. In addition, even if we do adjust the cost of our products in foreign markets to track appreciation in the U.S. dollar, such appreciation could increase the costs of purchasing our products outside of the U.S., adversely affecting our business, results of operations and financial condition.

As we continue to expand, we may also incur expenses for employee compensation and other operating expenses at non-U.S. locations in the local currency should we establish a local presence in international regions. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

A cybersecurity-related attack, significant data breach, or disruption of the information technology systems or networks on which we rely could negatively impact our business.

In the course of our day-to-day business, we and third parties on our behalf create, store, and/or use commercially sensitive information, including internal communications and confidential information with respect to our sponsors, talent, consumers, and employees. A malicious cybersecurity-related attack, intrusion or disruption by hackers (including through spyware, ransomware, viruses, phishing, denial of service, and similar attacks) or other breach of the systems on which such information and other sensitive data is stored could lead to piracy of our content, fraudulent activity, disclosure, or misappropriation of, or access to, our sponsors’, talents’, consumers’, or employees’ information, or our own data. We have implemented cybersecurity programs and the tools, technologies, processes, and procedures intended to secure our data and systems, and prevent and detect unauthorized access to, or loss of, our data, or the data of our sponsors, talent, consumers, or employees.

However, because these cyberattacks may remain undetected for prolonged periods of time and the techniques used by criminal hackers and other malicious third parties to breach systems change frequently, we may be unable to anticipate these techniques or otherwise be successful in preventing or responding to cyberattacks. If we are subject to a cybersecurity breach, or a security-related incident, we may have a disruption in the availability of our products and content offerings, we may have a loss in sales or be forced to pay damages or incur other costs, including from the implementation of additional cyber and physical security measures, or suffer reputational damage that could have a negative impact on our operations and financial results.

Additionally, although we maintain insurance policies, they may be insufficient to reimburse us for all losses or all types of claims that may be caused by cyberbreaches or other system or network disruptions, and it is uncertain whether we will be able to maintain our current level of coverage in the future. Moreover, if there were a public perception that our data protection measures are inadequate, whether or not the case, it could result in reputational damage and potential harm to our business relationships or the public perception of us and our business. In addition, such cybersecurity breaches may subject us to legal claims or proceedings, like individual claims and regulatory investigations and actions, including fines, especially if there is loss, disclosure, or misappropriation of, or access to, our consumers’ personal information or other sensitive information, or there is otherwise an intrusion into our consumers’ privacy.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in the future could reduce our ability to compete successfully and adversely affect our results of operations.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, you may experience significant dilution of your ownership interests. If we raise additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

•	invest in our business and continue to grow our brand and expand our fan base;

•

hire and retain employees, including Esports professionals, influences, and content creators as well as other employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff;

•	respond to competitive pressures or unanticipated working capital requirements; or

•	pursue opportunities for acquisitions of, investments in, or strategic alliances and joint ventures with complementary businesses.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate an acquired business into our company or otherwise manage the growth associated with multiple acquisitions.

From time to time, we may acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses. These transactions may involve significant risks and uncertainties, including:

In the case of an acquisition:

•	The potential for the acquired business to underperform relative to our expectations and the acquisition price;

•	The potential for the acquired business to cause our financial results to differ from expectations in any given period, or over the longer-term;

•	Unexpected tax consequences from the acquisition, or the tax treatment of the acquired business’s operations going forward, giving rise to incremental tax liabilities that are difficult to predict;

•	Difficulty in integrating the acquired business, its operations, and its employees in an efficient and effective manner;

•	Any unknown liabilities or internal control deficiencies assumed as part of the acquisition; and

•	The potential loss of key employees of the acquired businesses.

In the case of an investment, alliance, joint venture, or other partnership:

•	Our ability to cooperate with our co-venturer;

•	Our co-venturer having economic, business, or legal interests or goals that are inconsistent with ours; and

•	The potential that our co-venturer may be unable to meet is economic or other obligations, which may require us to fulfill those obligations alone or find a suitable replacement.

Any such transaction may involve the risk that our senior management’s attention will be excessively diverted from our other operations, the risk that our industry does not evolve as anticipate, and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipate benefits are otherwise not achieved.

Risks Related to Our People

Our success will depend on our ability to attract and retain our personnel, and any failure to attract and retain other highly qualified personnel in the future could seriously harm our business.

We currently depend on the continued services and performance of our key personnel, including Lee Trink. The employment of Mr. Trink and of our other key personnel is at will, which means they may resign or be terminated for any reason at any time. Our success will depend on our ability to retain our current senior management and to attract and retain qualified personnel in the future. The inability to retain key personnel or to adequately and timely fill the vacancies in key personnel positions that arise in the future could have a material adverse impact on our business and results of operations.

In addition, it is important to our business to attract and retain highly talented personnel, particularly Esports personnel and content creators. As we grow our business, we may have difficulties in attracting and retaining skilled personnel or may incur significant costs to do so. Our success depends significantly on our ability to identify, attract, hire, retain, motivate and utilize the abilities of qualified personnel, particularly personnel with the specialized skills needed to create the high-quality, well-received content upon which our business is substantially dependent. Our industry is generally characterized by a high level of employee mobility, competitive compensation programs, and aggressive recruiting among competitors for employees with technical, marketing, sales, engineering, product development, creative, and/or management skills. The incentives provided by our securities, or by other compensation and benefits arrangements, may not be effective to attract and retain employees. We may also be required to enhance wages, benefits and non-equity incentives. If we are unable to meet employees and potential employees’ expectations, we may experience difficulties attracting and retaining personnel. If we do not succeed in attracting and retaining highly qualified personnel or the financial resources required to do so increase, we may not be able to meet our business objectives, and our business, revenue and financial results could be harmed.

Our workforce and operations have grown substantially since our inception and we expect that they will continue to do so. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.

As our operations have expanded, we have grown from 47 employees and 97 independent contractors as of December 31, 2019 to 105 employees and 172 independent contractors in the U.S. and abroad as of December 31, 2021, and 115 employees and 174 independent contractors in the U.S. and abroad as of September 30, 2022. We expect our total number of employees to increase as we continue to expand. Properly managing our growth will require us to hire, train and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Properly managing our growth will require us to establish consistent policies across regions, functions and segments of our business, and a failure to do so could harm our business.

An increase in the relative size of Esports and content creator salaries or talent acquisition costs could negatively impact our business.

Our success depends in part on our ability to attract and retain the highest quality of Esports professionals and content creators. As a result, we are obliged to pay salaries generally comparable to our main competitors in our industry. Any increase in salaries may adversely affect our business, results of operations and financial condition. Other factors that affect salaries, such as changes in personal tax rates, changes to the treatment of income or other changes to taxation in the U.S. or other relative jurisdiction and the relative strength of the U.S. dollar may make it more difficult to attract top Esports professionals and content creators or require us to pay higher salaries to compensate for higher taxes or less favorable exchange rates. In addition, if our revenue falls and salaries remain stable or increase, our results of operations could be adversely affected. An increase in talent acquisition fees would require us to pay more than expected for the acquisition of talent in the future.

Risks Related to Our Intellectual Property

The success of our business is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.

The value of our intellectual property is dependent on the scope and duration of our rights as defined by applicable intellectual property laws in the United States and abroad and the manner in which those laws are construed and enforced. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase.

The unauthorized use of our content and intellectual property, including through the unauthorized sale of our merchandise, may result in an increase in the resources we devote to policing and enforcing our rights, which could reduce our revenues. Inadequate laws or weak enforcement mechanisms to protect against unauthorized use of intellectual property in one jurisdiction can adversely affect our operations globally, despite our efforts to protect our intellectual property rights. The growing trend of unauthorized use of intellectual property in the entertainment industry requires us to devote substantial resources to protecting our rights against unlicensed use and may result in increased losses of revenue as a result of such unauthorized use.

Intellectual property rights we develop and license from others are subject to challenge by third parties. Successful challenges to our rights in intellectual property may result in increased costs to obtain rights to use such intellectual property or the loss of the opportunity to earn revenue from the intellectual property that is the subject of challenged rights. We are not aware of any current challenges to our intellectual property rights that would reasonably be expected to have a material effect on our business or operations.

We may be unable to maintain or acquire licenses to incorporate intellectual property owned by others in our entertainment offerings.

Many of our content offerings incorporate intellectual property owned by others. For example, we do not own the intellectual property associated with the content created by our talent network. Relatedly, content that we distribute across various platforms incorporates imagery of our talent (i.e., personal rights of publicity) and other third parties.

Additionally, our content offerings incorporate video game intellectual property owned by third parties. While the current media landscape permits such intellectual property to be incorporated on platforms like YouTube and Twitch, exhibition of such content on other platforms, such as traditional media television or subscription video on demand platforms, may require additional licensing that may be difficult or costly to obtain. Further, certain platforms permit integrating music into our content, but if such platforms’ policies relating to music rights changes, that could impact our content on such platforms. Similarly, if the platforms on which content is distributed, redistributed and/or embedded change their policies relating to how content exhibited or published on the platform can be used, it could impact our ability to develop, distribute and exhibit engaging content and negatively impact our operations. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging content may be adversely affected and our operations may be negatively impacted.

Further, many of our collaborations on merchandise and other offerings incorporate intellectual property owned by others. Competition for these licenses has increased, and may continue to increase, the amounts that we must pay to licensors and developers, through, for example, higher minimum guarantees or royalty rates on our merchandise collaborations, which could significantly increase our costs and reduce our profitability.

If we fail to maintain, protect or enforce our intellectual property rights, the value of our brand and other intangible assets may be diminished, and our business, results of operations, financial condition and prospects could be negatively impacted.

The success of our business is dependent in part on protecting our intellectual property rights and proprietary information and data. We rely on a combination of copyright protection, patents, trademarks, service marks, trade secret protection and contractual restrictions to establish and protect our intellectual property rights. However, there are steps that we have not yet taken to protect our intellectual property on a global basis, including continuing to expand the scope of goods and services that are protected under our currently registered trademarks as our offerings expand. Additionally, while we have registered trademarks in principal countries throughout the world, there are additional countries for which trademark protection could be expanded. Relatedly, there are secondary marks and logos for which trademark protection could be protected as well. Although our content is such that it does not in all cases lend itself to warranting copyright registrations, copyright registrations could be sought for content that is likely to be infringed. Additionally, the steps that we have taken to protect our intellectual property may not be sufficient or effective to prevent third parties from infringing, misappropriating, or otherwise violating our intellectual property or to prevent unauthorized disclosure or use of our trade secrets or other confidential information, and we regularly become aware of infringements of our intellectual property rights. While we do engage brand protection and trademark vigilance watch services, intellectual property infringement continues to arise. For example, we become aware of infringing merchandise and apparel sold across various online international marketplace platforms. While we do submit take down requests, new infringing materials continue to be listed on such platforms. Similarly, we often become aware of infringing trademark filings that we monitor. We may not detect unauthorized use, disclosure, infringement, misappropriation or other violation of our confidential information or intellectual property rights, and if detected, we may be required to engage in expensive and time-consuming litigation to enforce or maintain our rights.

While we take precautions designed to protect our intellectual property, our competitors or other unauthorized third parties may still copy and use our proprietary brand, content and information. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and registration costs, as well as with respect to defending and enforcing these rights. We may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in certain foreign jurisdictions either because effective intellectual property protection may not be available in each jurisdiction in which our offerings are available or because our intellectual property rights may not receive the same degree of protection in foreign jurisdictions as they would in the United States given the differences in intellectual property laws.

We have filed, and may continue to file, trademark applications to protect certain of our intellectual property. This process can be expensive and time-consuming, and we cannot guarantee whether any of our applications will result in the issuance or registration of a trademark. In addition, we may not enjoy a competitive advantage from the rights granted in our intellectual property. Our existing intellectual property, and any intellectual property rights granted to us or that we otherwise acquire or develop in the future, may be contested, circumvented, invalidated, or declared unenforceable through administrative processes or litigation, and we may be unable to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property rights. Therefore, the effect of our efforts to protect our intellectual property cannot be accurately predicted, and unexpected factors may decrease the effectiveness of our efforts. In addition we are often generating content but have not filed copyright registrations in connection with such content, for various reasons. For example, some content is not proprietary to us, or other content may not be long lasting, and, therefore, we do not file for copyright registration given the costs and effort associated with filing copyrights and the volume of content involved in the business. Further, given the costs, effort and risks of obtaining patent protection, including the requirement to publicly disclose the invention, we may not choose to seek patent protection for certain innovations. Failure to adequately obtain patent protection, or other intellectual property protection, could adversely impact our business, operations, financial condition and prospects.

We hold various domain names relating to our brand, including Faze.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for consumers to find our website, YouTube and Twitch channels, and our social media pages. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights without significant cost if at all.

We may be required to expend significant resources to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to our management, and could result in the impairment or loss of portions of our intellectual property rights. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use could impair or delay the day-to-day operations of our business or otherwise harm our business, operations, reputation and, financial condition. In addition, we may be required to license additional technology from third parties to develop and market new offerings, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.

Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to compete with us more effectively, our reputation and the perception of our business may be harmed, and our ability to attract new employees, talent, and sponsors may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, operations, financial condition, reputation and prospects.

Our commercial success is also dependent in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property rights of others. We may face allegations that we have infringed, misappropriated or otherwise violated the intellectual property rights of third parties, including our competitors. We may also be subject to claims that our employees, consultants or other advisors have wrongfully used or disclosed alleged trade secrets of their former employers or claims asserting ownership of what we regard as our intellectual property. Intellectual property litigation may be protracted and expensive, and the results are unpredictable. As the result of any court judgment or settlement, we may be obligated to modify our products and content offerings in a particular geographic region or worldwide, pay significant royalties, settlement costs or damages, or modify our platform and features. Should we obtain a license to enable our continued use of any intellectual property as a result of any such litigation or settlement agreement, it could be non-exclusive, potentially allowing our competitors and other third parties access to the same technologies or other intellectual property licensed to us. The time and resources necessary to resolve intellectual property disputes could harm our business, operations, financial condition and reputation.

Risks Related to Our Legal Proceedings and Regulatory Matters

We are involved, and in the future may become involved, in claims, suits, and other proceedings arising in the ordinary course of business. The outcomes of any such current or future legal proceedings could have a negative impact on our business.

We are involved, and in the future may become involved, in claims, suits and other proceedings arising in the ordinary course of our business, including, but not limited to, actions with respect to intellectual property, consumer protection, data privacy and protection, labor and employment, commercial and acquisition-related claims, taxation and law enforcement matters. Such claims, suits, government investigations, and other proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. It is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or other orders preventing us from offering certain aspects of our business, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition, results of operations, reputation and future prospects.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the share price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the FaZe Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with fans and customers, and make it more difficult for us to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Governmental agencies may restrict access to platforms, our website and social media channels, mobile applications or the internet generally, which could lead to the loss or slower growth of our consumer base.

Governmental agencies in any of the countries in which we, our consumers, developers, or creators are located could block access to or require a license for our platform, our website, application stores or the internet generally for a number of reasons, including security, privacy, data protection, confidentiality, or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country and a requirement that user information be stored on servers in a country within which we operate. Governmental agencies could issue fines or penalties if there are instances where we are found not have been in compliance with regulations in any applicable areas, or impose other restrictions that may affect the accessibility or usability of our platform, content, goods or services in that jurisdiction for a period of time or indefinitely. In addition, some jurisdictions have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content. Consumers generally need to access the internet, including in geographically diverse areas, as well as to social media networks and online streaming websites, to engage with our content. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. If that happens we may become subject to additional regulation and oversight, including capital requirements or other licensing requirements, which could significantly increase our operating costs and adversely impact our results of operations. Moreover, if governmental or other entities block, limit or otherwise restrict access to or engagement with our platform or the internet generally, the growth of our industry may be impeded, our business could be negatively impacted, we could be subject to additional fines and penalties, our brand and reputation could be negatively impacted, and our results of operations may be adversely affected.

Our business, content and products, as well as the services of third-parties upon which we rely, may in the future be subject to increasing regulation around the world. If we or they do not successfully respond and adapt to these potential regulations, our business could be negatively impacted.

Our industry continues to evolve, and new and innovative business opportunities are often subject to new laws and regulations. Although our business is not heavily regulated now, we may in the future be subject to new and developing laws or regulations or evolving interpretations and application of existing laws and regulations with respect to talent management, intellectual property, consumer protection, protection of minors, screen time, accessibility, data privacy and protection, labor and employment, business models, payments, distribution, competition and taxation, among others.

In addition, the growth and development of electronic commerce and digital assets, and associated calls for increased regulation thereof, may result in the application of existing laws or regulations to us or the promulgation of new laws and regulations that may apply to us. Any changes to existing laws or promulgation of new laws that restrict our content, marketing, business model or sales of our products in countries in which we currently, or may in the future, do business could increase our costs and expenses of complying with such laws and regulations and may harm the sale of our products, our brand and reputation, as well as our results of operations, any of which may negatively impact our business.

If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, and results of operations.

We are particularly sensitive to changes in worker classification laws, specifically, those that may require us to reclassify certain of our service providers from independent contractors to employees, and other changes to state and local laws and regulations relating to the definition and/or classification of independent contractors. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. For example, California passed a worker classification statute (“AB 5”), which effectively narrowed the definition of an independent contractor by requiring hiring entities to use a stricter test to determine a given worker’s classification. In addition, AB 5 places the burden of proof for classifying workers as independent contractors on hiring entities and provides enforcement powers to the state and certain cities. Legislative proposals concerning worker classification are being considered by various other states, including New York and New Jersey. Since we currently treat certain of our service providers as independent contractors, we do not withhold federal, state and local income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act payments or provide workers’ compensation insurance with respect to such individuals. If we are required as the result of new laws to reclassify these individuals as employees, we could be exposed to various liabilities and additional costs, including exposure (for prior and future periods) under federal, state and local tax laws, wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, workers’ compensation, unemployment and other employee benefits, labor, and employment laws, as well as potential liability for penalties and interest, statutory and punitive damages (including related to the California Private Attorneys General Act), and government fines, any or all of which could adversely affect our business, financial condition and results of operations.

Additionally, any requirement to reclassify independent contractors as employees may require us to significantly alter our existing business model or operations, including suspending or ceasing operations in impacted jurisdictions, increase our costs and impact our ability to add new talent and grow our business. For instance, existing talent may decide not to partner with us and new talent may not join given the loss of flexibility under an employment model. Any of the foregoing could have an adverse impact on our business, financial condition, and results of operations and our ability to achieve or maintain profitability.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. We do not maintain “Key man” insurance policies on any of our officers or employees. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations and financial condition.

We collect and process information about our customers and are subject to various privacy and consumer protection laws.

We collect certain information from individuals that register with our website, use our services or purchase products offered through our website, sign up for our mailing list or otherwise provide us with contact information.

A wide variety of state, national, and international laws as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information and other information. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule), the Controlling the Assault of Non-Solicited Pornography and Marketing Act, and similar state and foreign consumer protection laws. Evolving and changing data protection and privacy-related laws and regulations may inhibit our ability to collect information from our customers or website visitors and market our products or services, or otherwise communicate directly, with our consumers. Any failure to comply with applicable laws, directives, and regulations may result in private claims or enforcement actions against us, including liabilities, fines and damage to our reputation, any of which may have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of our consumers’ data, or regarding the manner in which the express or implied consent of consumers for the use and disclosure of such data is obtained—or in how these applicable laws, regulations or industry practices are interpreted and enforced by state, federal and international privacy regulators—could require us to modify our services and features, possibly in a material and costly manner, may subject us to legal claims, regulatory enforcement actions and fines, and may limit our ability to develop new services and features that make use of the data that our consumers voluntarily share with us.

We rely on a variety of marketing techniques and practices, including email and social media marketing, online targeted advertising and cookie-based processing to sell our products and services and to attract new consumers, and we, and our vendors, are subject to various data protection laws and obligations that govern marketing and advertising practices. In recent years, United States, European and United Kingdom lawmakers and regulators have expressed concern over electronic marketing and related tracking technology. We may be subject to, and required to comply with, a separate and additional legal regime with respect to e-privacy, which may result in substantial costs and may necessitate changes to our business practices, which in turn may otherwise adversely affect our business, reputation, legal exposures, financial condition, results of operations and prospects.

Additionally, some providers of consumer devices, web browsers and mobile app stores have implemented, or announced plans to implement, means to make it easier for internet users to prevent the placement of cookies or to block other tracking technologies, require additional consents, or limit the ability to track user activity, which could if widely adopted result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. Laws and regulations regarding the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such technologies could increase our costs of operations and limit our ability to acquire new consumers on cost-effective terms, which, in turn, could have an adverse effect on our business, financial condition, results of operations and prospects.

Compliance with additional laws and regulations could be expensive, and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Failure to comply with applicable laws and regulations could result in regulatory enforcement actions against us. For example, our misuse of or failure to secure personal information could result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, and/or result in significant liability and damage to our reputation and credibility. These possibilities, if borne out, could have a negative impact on revenues and profits. If a third party alleges that we have violated applicable data privacy laws, we could face governmental investigations or enforcement actions, fines, litigation, claims (including data subject-led class actions) or public statements against us by consumer advocacy groups or others and damages as well as reputational harm among consumers, investors, and strategic partners. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, if there is a data breach, there is potential for enforcement actions and fines as well as claims for damages by consumers whose personal information has been disclosed without authorization. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. Should we experience a data breach or other unauthorized access to or disclosure of personally identifiable information, our business, operations, financial condition and prospects may be adversely impacted.

Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and efforts may have been or may prove to be insufficient or incorrect. We also generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized access to or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our consumers to lose trust in us, which would have an adverse effect on our reputation and business. We may also incur significant expenses to comply with privacy, consumer protection and security standards and controls imposed by laws, regulations, industry standards or contractual obligations.

Labor disputes may disrupt our operations and adversely affect our business, financial condition and results of operations.

As an employer, we are presently, and may in the future be, subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Any actions in the future brought against us and successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition and results of operations.

Our products and brands are subject to intellectual property infringement, including in jurisdictions that do not adequately protect our brands and intellectual property rights.

We regard our brand, products and other intellectual property as proprietary and take measures to protect our assets from infringement. We are aware that some unauthorized use of our brand and products occurs, and if a significantly greater amount were to occur, it could negatively impact our business. Further, our offerings are available worldwide and the laws of some countries either do not protect our products, brands and intellectual property to the same extent as the laws of the U.S. or are poorly enforced. Legal protection of our rights may be ineffective in countries with weaker intellectual property enforcement mechanisms. In addition, certain third parties have registered our intellectual property rights without authorization in foreign countries. Successfully registering such intellectual property rights could limit or restrict our ability to offer products and services based on such rights in those countries. Although we take steps to enforce and police our rights, our practices and methodologies may not be effective against all eventualities.

Risks Related to Our Tax, Financial and Accounting Matters

We have identified a number of material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our controls over financial reporting. Our assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, and when we cease to be an emerging growth company, we will need to provide a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements as of December 31, 2020 and 2019, we identified a material weakness in our internal control due to inadequate design of information technology general and application controls resulting from inappropriate access given to certain individuals including the CFO and Controller. In addition, we also identified a material weakness in our internal control due to lack of adequate segregation of duties within a significant amount of processes, as well as a material weakness in our internal control due to lack of adequate timely review of accounts and reconciliations resulting in material audit adjustments and significant post-closing adjustments.

As explained further in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, during the preparation of the audited consolidated financial statements for the year ended December 31, 2021, we identified a misapplication of the accounting guidance related to accounting for customer returns and discounts. For the year ended December 31, 2020, we recorded $0.8 million in customer discounts, and $0.2 million in customer returns. We had accounted for these as cost of revenues, as opposed to as a reduction to revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related notes to the condensed consolidated financial statements for additional information.

Our management is in the process of developing a remediation plan and is taking steps to remediate the material weaknesses, and will continue to monitor the effectiveness of our remediation plan once in place and make the necessary changes it determines to be appropriate. Although we intend to complete this remediation process as quickly as practicable, we cannot at this time estimate with certainty how long it will take, and our initiatives may not prove to be successful in remediating each of the material weaknesses. The remediation process may require significant additional time and expense and may divert management from the operation of our business. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to remediate such material weaknesses, or if we identify or otherwise experience additional material weaknesses in ongoing or future audits, we may not be able to accurately record, process, and report our financial condition or results of operations, prevent fraud, or prepare financial statements within the time periods specified by the forms of the SEC, which, in turn, may adversely affect our reputation and business and the market price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities, and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, allowance for doubtful accounts, content asset amortization policy, valuation of our Common Stock, stock-based compensation expense and income taxes, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. Refer to Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Risks Related to Our Securities

We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of shares of Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Class A common stock in BRPM’s initial public offering. We cannot predict whether investors will find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect that we will remain a smaller reporting company until the last day of any fiscal year for so long as either (a) the market value of our Common Stock held by non-affiliates does not equal or exceed $250 million as of the prior June 30, or (b) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates did not equal or exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our stock price may be volatile and may decline regardless of our operating performance.

The market price of our Common Stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and results of operations;

•

failure of securities analysts to maintain coverage of the Company, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;

•	announcements by the Company or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;

•	changes in operating performance and stock market valuations of other retail or technology companies generally, or those in the cannabis industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	trading volume of our Common Stock;

•	the inclusion, exclusion or removal of our Common Stock from any indices;

•	changes in the FaZe Board or management or the departure of other key persons;

•	transactions in our Common Stock by directors, officers, affiliates and other major investors;

•	lawsuits threatened or filed against us;

•	changes in laws or regulations applicable to our business;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic conditions in the United States;

•	pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including additional variants such as the Delta variant);

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	the other factors described in this “Risk Factors” section.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm its business, financial condition, and results of operations.

An active trading market for our Common Stock may not be sustained.

We have listed our Common Stock and Warrants on Nasdaq under the symbols “FAZE” and “FAZEW,” respectively. We cannot assure you that an active trading market for its Common Stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Common Stock when desired or the prices that you may obtain for your shares.

The sale of substantial amounts of our securities in the public market (including the shares of Common Stock issuable upon exercise of our Warrants), or the perception that such sales may occur, could cause our stock price to decline

The sale of substantial amounts of our securities in the public market (including the shares of Common Stock issuable upon exercise of our Warrants), or the perception that holders of a large number of securities intend to sell their securities, could reduce the market price of our Common Stock and Warrants.

Each of the Founder Shares and the Common Stock issuable upon exercise of the Private Placement Warrants that are owned by the Sponsor and all shares of Common Stock issued as consideration in the Business Combination are subject to certain restrictions on transfer until the termination of applicable lock-up periods. Further, the 5,312,098 shares of Common Stock issued to Legacy FaZe securityholders as earnout consideration and 50% of the Founder Shares are subject to forfeiture if certain price-based vesting conditions are not met during the five-year period beginning on the date that is 90 days after the Closing and ending on the fifth anniversary of the Closing Date. However, once such resale restrictions end and such shares are vested, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. The shares of Common Stock held by the PIPE Investors are not subject to lock-up restrictions. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time.

Furthermore, as previously disclosed, the Sponsor, the pre-Business Combination FaZe securityholders and the PIPE Investors may earn a positive rate of return on their investment even if other holders of Common Stock experience a negative rate of return. As a result, the holders of the Founder Shares, shares issued in connection with units purchased in BRPM’s IPO, pre-Business Combination holders and PIPE Investors may be incentivized to sell such securities when others are not.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our Common Stock in the public market, the trading price of our Common Stock could decline. In addition, shares underlying any outstanding options will become eligible for sale if exercised, and to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Common Stock subject to stock options outstanding and reserved for issuance under our equity incentive plans were registered on Form S-8 under the Securities Act, and such shares are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our Common Stock could decline.

If securities or industry analysts either do not publish research about the Company or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our Common Stock adversely, the trading price or trading volume of our Common Stock could decline.

The trading market for our Common Stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Common Stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of our Common Stock would likely decline. In addition, we currently expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results the Company actually achieves. Our stock price may decline if our actual results do not match the projections of these securities research analysts. While we expect research analyst coverage, if no analysts commence coverage of the Company, the trading price and volume for our Common Stock could be adversely affected. If any analyst who may cover us were to cease coverage of the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Common Stock to decline.

Delaware law and provisions in our Certificate of Incorporation and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Common Stock.

Our Certificate of Incorporation and Bylaws contain provisions that could depress the trading price of our Common Stock by acting to discourage, delay, or prevent a change of control of the Company or changes in our management that our stockholders may deem advantageous. These provisions include the following:

•	a classified board of directors so that not all members of the FaZe Board are elected at one time;

•	the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•	director removal solely for cause;

•	“blank check” preferred stock that the FaZe Board could use to implement a stockholder rights plan;

•	the right of the FaZe Board to issue our authorized but unissued Common Stock and preferred stock without stockholder approval;

•	no ability of our stockholders to call special meetings of stockholders;

•	no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	limitations on the liability of, and the provision of indemnification to, our director and officers;

•	the right of the board of directors to make, alter, or repeal the Bylaws; and

•	advance notice requirements for nominations for election to the FaZe Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Any provision of the Certificate of Incorporation or Bylaws that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

The Bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between the Company and its stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

The Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against the Company arising pursuant to the DGCL, the Charter or Bylaws or any action asserting a claim against the Company that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. The Bylaws provide further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in the Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of its business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of any revolving credit facility into which the Company or any of its subsidiaries enters may restrict its ability to pay dividends, and any additional debt we or any of our subsidiaries may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their Common Stock after price appreciation as the only way to realize any future gains on their investment.

We may issue additional shares of our Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our Common Stock.

We have options outstanding to purchase up to an aggregate of 18,064,646 shares of our Common Stock, an aggregate of 2,374,201 restricted stock awards outstanding, and Warrants outstanding to purchase 5,923,333 shares of our Common Stock. We will also have the ability to initially issue an aggregate of 12,358,689 shares of our Common Stock under the 2022 Plan and 1,791,416 shares of our Common Stock under the ESPP.

We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

•	our existing stockholders’ proportionate ownership interest in the Company will decrease;

•	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

•	the relative voting strength of each previously outstanding share of Common Stock may be diminished; and

•	the market price of our shares of Common Stock may decline.

We may redeem the Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. Trading prices of our Common Stock have not historically exceeded the $18.00 per share redemption threshold.

In the event we have determined to redeem the Warrants, holders would be notified of such redemption as described in the Warrant Agreement. Specifically, we would be required to fix a date for the redemption (the “Redemption Date”). Notice of redemption would be mailed by first class mail, postage prepaid, by the Company not less than 30 days prior to the Redemption Date to the registered holders of the Warrants to be redeemed at their last addresses as they appear on the registration books. In addition, beneficial owners of the redeemable Warrants will be notified of such redemption via the Company’s posting of the redemption notice to DTC. Redemption of the Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Warrants to purchase our Common Stock became exercisable on August 18, 2022, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of the Closing of the Business Combination, there were 5,923,333 Warrants outstanding. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $11.50 per-share (subject to adjustment as described herein). The Warrants became exercisable on August 18, 2022, and will expire at 5:00 p.m., New York time on July 19, 2027, or earlier upon redemption of the Warrants. To the extent Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Common Stock.

At any time in the future, our Warrants may not be in the money, and they may expire worthless.

The exercise price for the Public Warrants is $11.50 per share of Common Stock. There is no guarantee that the Warrants will be in the money prior to their expiration, and as such, the Warrants may expire worthless.

If you exercise your Public Warrants on a “cashless basis,” you will receive fewer shares of Common Stock from such exercise than if you were to exercise such Warrants for cash.

There are circumstances in which the exercise of the Public Warrants may be required or permitted to be made on a cashless basis. For example, if the Common Stock is at any time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Also, if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis.

In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the Warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Warrants, multiplied by the excess of the “fair market value” (as defined in the next sentence) of the Common Stock over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported last sale price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such Warrants for cash.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum.

Any person or entity purchasing or otherwise acquiring any interest in Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We will incur increased costs and obligations as a result of being a public company and the requirements of being a public company may strain our resources and divert management’s attention.

As a privately held company, Legacy FaZe was not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly traded company. As a publicly traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that the FaZe Board and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may strain our resources and divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

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

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of FaZe Holdings Inc., dated as of July 19, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

3.2	Amended and Restated Bylaws of FaZe Holdings Inc., dated as of July 19, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.1	Amended and Restated Registration Rights Agreement dated as of July 19, 2022, by and among FaZe Holdings Inc., B. Riley Principal 150 Sponsor Co., LLC and certain stockholders of FaZe Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.2+	FaZe Clan Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.3+	FaZe Clan Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.5	Backstop Assignment and Release Agreement, dated as of July 19, 2022, by and among B. Riley Principal 150 Merger Corp., B. Riley Principal 150 Sponsor Co., LLC, and FaZe Clan, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.6+	Employment Agreement, dated as of August 25, 2022, by and between FaZe Holdings Inc. and Christoph Pachler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAZE HOLDINGS INC.

Date: November 14, 2022	By:	/s/ Lee Trink
	Name:	Lee Trink
	Title:	Chief Executive Officer
(Principal Executive Officer)

FAZE HOLDINGS INC.

Date: November 14, 2022	By:	/s/ Christoph Pachler
	Name:	Christoph Pacler
	Title:	Chief Financial Officer
(Principal Financial Officer)