Form 10-K
period 2022-12-31
FaZe Holdings Inc.
filed 2023-04-04
CIK 1839360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was $171,810,000.

As of April 4, 2023, there were 73,545,617 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FaZe Holdings Inc. Annual

Report on Form 10-K

For the fiscal year ended December 31, 2022

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. These forward-looking statements depend upon events, risks and uncertainties that may be outside of our control. All statements other than statements of historical fact are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements include, without limitation, our expectations concerning the outlook for our business, productivity, plans and goals for future operational improvements and capital investments, operational performance, future market conditions or economic performance and developments in the capital and credit markets and expected future financial performance, as well as any information concerning possible or assumed future results of operations.

Forward-looking statements involve a number of risks, uncertainties and assumptions, and actual results or events may differ materially from those projected or implied in those statements. Important factors that could cause such differences include, but are not limited to:

●	the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;

●	our limited operating history and uncertain future prospects and rate of growth due to our limited operating history, including our ability to implement business plans and other expectations;

●	our ability to continue to monetize our platform;

●	our ability to grow market share in our existing markets or any new markets we may enter;

●	our ability to maintain and grow the strength of our brand reputation;

●	our ability to realize the anticipated benefits of our corporate restructuring plan;

●	our ability to manage our growth effectively;

●	our ability to retain existing and attract new Esports professionals, content creators and influencers;

●	our success in retaining or recruiting, or changes required in, our officers, directors and other key employees or independent contractors;

●	our ability to maintain and strengthen our community of brand partners, engaged consumers, content creators, influencers and Esports professionals, and the success of our strategic relationships with these and other third parties;

●	our ability to effectively compete within the online entertainment industry, as well as the broader entertainment industry;

●	our presence on the internet and various third-party mass media platforms;

●	risks related to data security and privacy, including the risk of cyber-attacks or other security incidents;

●	risks resulting from our global operations;

●	our ability to maintain the listing of our Common Stock and warrants on Nasdaq;

●	our securities’ potential liquidity and trading, including that the price of our securities may be volatile;

●	future issuances, sales or resales of our securities;

ii

●	the grant and future exercise of registration rights;

●	our ability to secure future financing, if needed, and our ability to repay any future indebtedness when due;

●	the impact of the COVID-19 pandemic;

●	the impact of the regulatory environment in our industry and complexities with compliance related to such environment, including our ability to comply with complex regulatory requirements;

●	our ability to maintain an effective system of internal controls over financial reporting;

●	our ability to respond to general economic conditions, including market interest rates;

●	changes to accounting principles and guidelines; and

●	other factors detailed in Item 1A. “Risk Factors.”

We caution you not to rely on forward-looking statements, which reflect current beliefs and are based on information currently available as of the date a forward-looking statement is made. Forward-looking statements set forth herein speak only as of the date of this Annual Report on Form 10-K. Forward-looking statements are not guarantees of performance. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Other sections of this report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. In the event that any forward-looking statement is updated, no inference should be made that we will make additional updates with respect to that statement, related matters, or any other forward-looking statements except to the extent required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. Any corrections or revisions and other important assumptions and factors that could cause actual results to differ materially from forward-looking statements, including discussions of significant risk factors, may appear in our public filings with the U.S. Securities and Exchange Commission (“SEC”), which are or will be (as appropriate) accessible at www.sec.gov, and which you are advised to consult.

iii

PART I.

Item 1. Business

Unless the context otherwise requires, “we,” “us,” “our,” “FaZe Clan,” “FaZe,” and the “Company” refer to FaZe Holding Inc., a Delaware corporation, and its consolidated subsidiaries (including Legacy FaZe Clan Inc.). References to “BRPM” refer to our predecessor company, B. Riley Principal 150 Merger Corp., prior to December 22, 2021.

Our Company

FaZe Holdings Inc., a Delaware corporation incorporated on June 19, 2020, is a digital-native lifestyle platform building a global creator economy—an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. We produce premium content, design merchandise and consumer products and create advertising and sponsorship programs for leading national brands. Our premium brand, world class talent network and our engaged and growing audience drive our platform and interact with each other to create value and attract new talent and fans.

On July 19, 2022, we completed the previously announced business combination by and among B. Riley Principal 150 Merger Corp., BRPM Merger Sub, Inc. and Legacy FaZe Clan, Inc. (the “Business Combination”). We received approximately $113.7 million in gross proceeds and $57.8 million in net proceeds in connection with the Business Combination. See Note 1, Description of the Business to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

Platform

Brand

The FaZe brand began as a gaming-specific brand, but as the business and industry have evolved, we have transformed into what we believe to be one of the most well-known youth culture and lifestyle brands. We believe that the FaZe brand is among the most recognized and engaged brands across both Esports and traditional sports. The strength of our brand is instrumental in driving audience growth, attracting new talent, brand sponsors and collaborators to the FaZe platform and supporting business expansion into new markets.

We have differentiated our brand through our long tenure in the industry, the authenticity of our brand and community, and our reach beyond gaming. We were an early mover in online video game and youth culture, which we believe gives us a longer track record in the industry than many of our peers and a leading role in shaping the industry as it exists today. Our pioneering role in the video game content industry has allowed us to expand our focus to broader youth culture as the games industry grew and became a core part of youth and online culture. Our long history of success in the industry and investment in building a long term sustainable platform has established our credibility to interact with our audience with authenticity.

Talent Network

FaZe has established a diverse and culturally relevant talent roster of over 118 core personalities across content creation, Esports and celebrity affiliates as of December 31, 2022. Our founding members, Thomas Oliveira (“FaZe Temperrr”), Richard Bengtson II (“FaZe Banks”), Nordan Shat (“FaZe Rain”), Sabastian Diamond (“FaZe Cbass”) and Yousef Abdelfattah (“FaZe Apex”) are recognized as pioneers and trend setters in the industry and remain active members of FaZe. As we have grown our talent roster, we have made sure to not rely on any single individual to carry the brand, but rather have worked to develop a broad talent base, where each person is able to establish and grow their own personal brand and following within the overall FaZe platform. We work with our talent to create new content and connect with new audiences, leading to growth in our overall reach. Each member of our roster serves as an important piece in the puzzle of FaZe’s big picture content platform and most of our fans engage with multiple members of our talent roster.

Our content creators are individuals that create gaming and lifestyle-related content for people to watch on platforms such as YouTube, Twitch, Facebook, Instagram and Twitter. The content we create is generally unscripted and includes game and non-game based content, livestreams and vlogs. Our content creators maintain a high level of engagement with their audiences through the comments and chat function of the video platforms and by maintaining an active social media presence. Many of our content creators livestream content over 300+ days a year. With their continual creation of content and daily interactions with fans, our content creators are one of the strongest touchpoints between the FaZe brand and our audience.

Our talent agreements generally follow a standard form that provides: (i) for an initial term of two years, subject to month-to-month automatic renewal thereafter; (ii) that FaZe shall be the sole and exclusive manager of the talent, providing facilities and certain mutually agreed upon resources such as sales personnel, opportunities to create and share content on FaZe channels and platforms and advice on promotional and business relations and practices; and (iii) that the talent shall post to social media, participate in FaZe social media interactions, engage in productions with FaZe, generally support FaZe and its projects and split revenue generated by such activities with FaZe. For the year ended December 31, 2022, one content creator accounted for approximately 18% of our total revenue. For the year ended December 31, 2021, the same content creator accounted for approximately 22% of our total revenue, of which approximately 8% represented a one-time payment to FaZe for the sale to a third party of a five-year exclusive license with respect to certain historical content posted to YouTube by the content creator prior to March 2021. This content creator or other FaZe talent may generate significant revenue in the future as a result of similar one-time sales of licenses to third parties with respect to certain content or as a result of participation in other one-time or limited events.

As of December 31, 2022, we have over 47 Esports/gaming professionals who are members of one of our ten professional Esports teams that compete regionally and globally for Esports championships and prize pools. Our Esports and gaming professionals compete globally in Apex Legends, Counter Strike Global Offensive, Call of Duty, Fortnite, PUBG, PUBG Mobile, Halo, FIFA, FIFA Online 4, Rainbow Six Siege, Super Smash Bros, Valorant, and Rocket League. Generally, our Esports professionals focus on professional competitions rather than content creation. However, a few of our Esports professionals are also content creators, such as Mongraal, who has over 16 million fans across Twitter, Instagram, TikTok, YouTube and Twitch Our integrated platform allows us to offer our Esports professionals the opportunity to become content creators once their professional playing career is over, which we believe not many of our competitors have the infrastructure to facilitate. Our ability to transition Esports professionals to content creation helps FaZe retain talent and the audience we have built up, provides continuity on the platform and also elongates the lifespan of a professional gamer, offering new ways to bring in revenue for themselves as well as the Company.

As FaZe has grown as an organization and attained broader mainstream appeal in recent years, celebrities, athletes, and musicians who are also passionate gamers expressed interest in joining the FaZe community and partnering with us. We saw an opportunity to expand our talent roster to include these people that loved gaming and wanted to be a part of FaZe Clan. To date, we have partnered with celebrity collaborators including musical artists Lil Yachty and Offset (from Migos), NFL star Kyler Murray and basketball prospect LeBron James Jr. These celebrities play games and interact with content creators and take part in creating lifestyle and games content videos. We believe that FaZe’s affiliation with these celebrities is mutually beneficial, as the celebrities receive exposure to a broad, young audience and a platform for monetizing their interest in games and youth culture. Meanwhile, we are able to further elevate the FaZe brand and expand our audience by accessing the celebrities’ fanbases. These relationships have further legitimized our position as a brand which consumers look to for lifestyle advice and new trends, as well as a place where our audience can interact with some of the world’s best athletes. All the celebrity talent with whom we have collaborated originated as fans of the brand before they collaborated with FaZe. As celebrity talent helps grow our brand awareness, we believe these collaborations will support a natural talent acquisition pipeline and improve our overall relationship retention.

Audience

We have cultivated a strong and engaged fanbase by engaging with our audience across the most popular digital platforms. As of December 31, 2022, we had a Total Reach of approximately 528 million fans across Twitter, Instagram, TikTok, YouTube and Twitch and 136 million Aggregate YouTube Subscribers, representing a 17% growth of Aggregate YouTube Subscribers compared to December 31, 2021. Many of our fans have been following the brand since its inception over ten years ago, and they look to FaZe as a curator of culture. Our target audience are members of the Millennial and Generation Z generations globally, and according to our analysis of YouTube data, 81% of our audience is between the ages of 13-34 years old. The younger generations that make up our core audience will continue to grow in terms of spending power and importance to the global economy. Our core audience came of age in a highly-connected, digital world and have consumption preferences that we believe make them difficult to reach for established, large-scale brands and traditional media platforms. For additional information on the terms Total Reach and Aggregate YouTube Subscribers, as well as our other key performance indicators, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Indicators.” Our typical audience member engages with FaZe across three different platforms. We track impressions across social media platforms, which represents the number of times a piece of content is displayed on social media, no matter if it is clicked or not and engagements, as described in section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We also track certain metrics across our YouTube and Twitch platforms, including views and subscriptions. In 2022, we reached 1.2 billion+ YouTube cumulative lifetime views and over 1.9 billion  Instagram cumulative lifetime views solely on the main FaZe Instagram account. For the year ended December 31, 2022, we saw growth of approximately 2% in our cumulative YouTube views and growth of approximately 76% in our cumulative Instagram views.

We believe the FaZe platform can be a facilitator for other brands that want to reach our core consumers and, more broadly, serve as a conduit between the digital and real world.

Monetization

Brand Sponsorships

The FaZe platform provides brands and advertisers with the ability to reach and engage with our young and engaged audience base. We work with brands to provide targeted solutions that meet their needs by leveraging our breadth of sponsorship inventory that includes sponsorship of FaZe Esports teams, branded content featuring popular FaZe content creators, livestreaming within a gaming destination where millions tune in to watch their favorite streamers, social activation across our footprint of approximately 528 million Total Reach on Twitter, Instagram, TikTok, YouTube, and Twitch, and media amplification to provide increased reach to brands own content. We believe that, as the reach of the FaZe brand expands, our value proposition to advertisers will also continue to improve. We continue to explore new solutions for brands and advertisers to capitalize on significant demand to access both being associated with the FaZe platform and our audience.

The primary brand sponsorship products that we offer to advertisers are brand deals and talent deals. Brand deals comprise the largest portion of our Brand Sponsorship business and typically present strong unit economics for us. Brand deals are made through the FaZe sales team and provide the brand with category exclusivity across the FaZe platform, including the full roster of FaZe talent. Brand deals account for the largest individual deals we enter into and are generally with larger, blue chip sponsors and are at least one year in duration. Talent deals are typically smaller in size than brand deals and are made directly with individual FaZe talent to promote a brand or product within content created by the selected talent. For example, FaZe Rug had a smaller scale deal with G Fuel LLC in addition to FaZe’s broader brand deal that expired in February 2022. Talent deals are often from niche sponsors and on a month-to-month basis.

As we have grown our audience and recognition of the FaZe platform, we have broadened our sponsorship portfolio from primarily sponsors endemic to gaming to mass-market sponsors across the food and beverage, auto, and technology industries, including, most recently, well-known sponsors DraftKings, McDonalds, Ghost Energy and DoorDash. In July 2022, we launched a virtual dining experience, FaZe Subs, exclusively available on DoorDash, featuring FaZe Clan inspired sandwiches, sauces, sides and desserts available to order on DoorDash. We have also recently expanded our sponsorship portfolio to include sponsors in new industries, including MoonPay, a global crypto payments infrastructure provider. We have consistently expanded our sponsor base with limited turnover, growing to nine Significant Sponsors as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Increased segmentation and specialization within markets has expanded our available advertising and sponsorship inventory by increasing the number of different categories, providing additional opportunities for brands to associate with the FaZe brand, while also enabling us to increase the density of the FaZe sponsorship footprint. Going forward, we do not expect any individual sponsorship agreement to generate 10% or more of our total revenue.

Content

Currently, FaZe’s content is most prevalent across social media platforms such as YouTube, Twitch, Instagram, TikTok, Twitter and Facebook, where we produce mostly short-form digital content. We release our content at the brand level through our owned pages and channels and oversee the content our talent releases on their own accounts to form a broad and diverse content network. Our content network primarily generates revenue through digital advertising, but also indirectly benefits our other businesses by growing our brand awareness and our audience. We utilize search engines such as Google, Bing and Yahoo! to direct a significant amount of traffic to the social media platforms we use.

We are transforming our content production business by leveraging our talent and audience to grow, reach new platforms and create content across genres. In 2021, we expanded our content capabilities to include music, podcasts, documentaries, films and series and plan to continue expanding across formats and genres. With our expansion into new formats and creation of new distributor relationships, FaZe has the opportunity to improve unit economics and monetization. As we prepare for the next phase of our content growth, we are highly focused on owning and operating our intellectual property, creating a diversified content library and diversifying into different content verticals across a wide array of platforms.

In January 2022, we announced a new series, “FaZe 1: Powered by Moonpay,” which had 20 finalists livestreamed on Twitch 24 hours a day for 15 days in a reality show-based setting as they compete for a spot on the FaZe roster and a cross-promotional signing bonus. The winner was announced on May 26, 2022.

We currently generate a portion of our revenue from our produced content primarily in the form of advertising on other platforms such as Twitch and YouTube. We also receive a share of the digital advertising money generated by our owned channels and our content creators’ channels on third-party platforms. In addition, we have generated revenue by licensing FaZe content to third parties. For example, on October 1, 2022, FaZe entered into a Content License Agreement (the “Content License Agreement”) with Tailfin Fund I, LLC (the “Licensee”), pursuant to which FaZe received a one-time fee of $1.2 million for granting to Licensee an exclusive, non-transferrable right and license for a term of five years to collect all advertising revenues generated from views of content posted to the YouTube channel of one content creator from November 1, 2021 through September 30, 2022. Additionally, for the duration of the term and three months thereafter, FaZe granted to Licensee a right of first refusal and Licensee granted to FaZe a matching right with respect to offers to monetize, license, sell or assign any FaZe content not covered by the Content License Agreement initially. We currently expect these revenue opportunities to continue in the future. As our content business continues to evolve, we believe our monetization will expand to new avenues as well. With increasing longer-form content and access to distribution media, we believe we will have an opportunity to generate revenue from our intellectual property and created shows, live events, podcasts, and docuseries.

Consumer Products

We leverage our brand, talent and audience to drive consumer product sales across a variety of categories and distribution channels. We design and sell merchandise, apparel and consumer products, and have strong direct-to-consumer relationships through our website, www.fazeclan.com, where we predominantly make our sales and fans can easily select and purchase their favorite products.

We currently sell consumer products across FaZe-branded, player lines, and collaboration categories. FaZe-branded products are goods or apparel displaying the FaZe logo. FaZe-branded products are developed in response to our Esports success, content offerings, and expansion of the FaZe brand in order to meet demand from our expanding audience. These products are similar to offerings from other professional sports teams and are available through our digital storefront on our website to give fans consistent access to FaZe products. Player lines feature specific brands of certain FaZe talent members. Player lines have expanded as we develop and sign additional talent and carry talent-specific branding, such as “Nuke Squad,” a group of our content creators who frequently collaborate together.

Collaborations are created through partnerships with lifestyle and culture brands. We have a strong history of collaborations that have expanded the reach and staying power of the FaZe brand. Our collaborations are typically partnerships or co-branding releases with other well-known brands that drop or release for a limited amount of time and with scarce quantity to create high levels of excitement and exclusivity. Our collaboration strategy has proven effective, as it has exposed us to new audiences and reinforced our status as a premier lifestyle brand, with consumer product drops often selling out in a matter of minutes or hours. Our collaborations and drops are selected with extreme care to ensure the strength of the FaZe brand and provide products that excite our audience.

FaZe’s first collaboration was with Champion in 2018, which provided cross-audience exposure to both brands. In 2019, we expanded our collaboration ambitions across additional premium culture brands and teamed up with Clot, Kappa, and Lyrical Lemonade on consumer product drops. In 2020, we expanded our reach across top culture brands with collaborations with rapper Juice WRLD, Be@rbrick and Anti Social Social Club and across mainstream sports with Manchester City and the NFL. Our collaborations in 2020 produced several highlights including our Be@rbrick product selling out in less than a minute, Sports Illustrated generating 131 million media impressions to date and Juice WRLD selling $1.7 million+ of merchandise in 24 hours as our most successful collaboration to date. This momentum carried forward into 2021, evidenced by our collaboration with Takashi Murakami, which sold $1.2 million+ of merchandise in less than 4 hours and crashed our licensing and manufacturing vendor NTWRK’s app. In September 2021, our collaboration with DC Comics for a FaZe Batman issue was announced, further enhancing the cross-platform and genre appeal of FaZe’s talent and content. In May 2022, we announced collaborations to date, including a line of apparel featuring a reimagined, digitized version of Mickey Mouse, “Mickey On The Grid,” designed in partnership with Disney, and a merchandise collaboration with Naruto Shippuden, a well-known anime series, selling $0.2 million and $0.7 million respectively. Our carefully crafted consumer products strategy has allowed us to engage with our fans and grow the FaZe brand through limited drops that maintain excitement for our goods. One area that we are considering, which has the potential to considerably increase the reach of our consumer products business, is entering into retail, where we could distribute a selection of products through traditional physical retail outlets. In addition, we have the opportunity to expand the types of consumer products we sell, branching into areas such as computer peripherals, which offer natural crossover with our audience’s demand and strong unit economics.

It is imperative that we expand our market share and take steps to maintain our premium brand position. To accomplish this, we are exploring bifurcated product lines across scaled production and premium items. We envision that mass-produced items would be widely available and improve our brand awareness, while premium items would have limited stock and maintain our status as an exclusive brand. We believe this would allow us to maintain exclusive and limited distribution of key items and continue to bolster the FaZe brand through select collaborations.

Esports and Gaming

FaZe has competed professionally in Esports for over ten years, and we continue to develop and recruit premiere talent to drive strong tournament results and our overall engagement. Our elite Esports teams compete at the highest level across ten popular video game titles and have won 36 championships as of December 31, 2022.

In addition to the revenue it generates, our Esports and Gaming business serves as an important tool to continue to build and reinforce the FaZe brand, particularly in international markets where Esports are widely followed. The success of our thirteen teams across Apex Legends, Counter-Strike: Global Offensive, EA SPORTS FIFA 23, FIFA Online 4, Fortnite, Halo Infinite, PUBG: Battlegrounds, PUBG mobile, Tom Clancy’s Rainbow Six Siege, Rocket League, Super Smash Bros. Ultimate, Valorant, and Call of Duty: Modern Warfare II, draws new fans into the FaZe ecosystem and serves as a means of cost-effective marketing for the FaZe brand. Single events in the space can create broad ripple effects, such as the 2022 CSGO Tournament PGL Antwerp, which generated 25 million impressions and 0.7 million engagements for FaZe across all of our social media networks and channels.

Our Esports and Gaming business generates revenue across several verticals including prize money, digital items, league participation and transfers. Due to strong team success, tournament winnings currently makes up the largest portion of Esports/Gaming revenue. League participation revenue is generated as revenue share from closed leagues that FaZe participates in. Transfers represent one-off revenue payments when transferring a player to a peer organization and are dependent on player performance and roster construction.

We constantly evaluate opportunities to expand our Esports and Gaming platform through producing content by playing new games and sharing content in new geographies. When selecting new games, we consider game popularity, ability to compete with similar titles of the same genre, league structure, game publisher, profitability and revenue potential, among other things. We prefer mainstream games with global audiences to maximize the exposure our brand gains from fielding a team. Games with strong international audiences provide us with a chance to tap into new markets and expand our global presence. We prioritize winning first and foremost in order to maintain our status as a premiere Esports organization, and we will only enter a league if we believe we are able to put together and maintain a consistently competitive roster. We have generally preferred open leagues instead of closed leagues in order to minimize upfront capital required and risk, but we evaluate closed leagues with particularly attractive characteristics across other aspects, such as competition in extremely popular games. The credibility of game publishers is also important, as we need to trust them to maintain and grow the game and Esports ecosystem. When evaluating the profitability and revenue potential of a game, we focus on the availability of branded digital items, potential for expansion of under-monetized media rights, and competitive prize money opportunity primarily with consideration for additional upsides such as franchise value appreciation.

Competition

We compete against a vast variety of fragmented firms across multiple industries, including well-established lifestyle brands, long-standing players in the media industry, traditional sports leagues, and new entrants challenging our position in the Esports and gaming industry. We face significant competition from both online and offline competitors primarily on brand awareness, content quality and breadth, and the speed at which we can continue to keep pace with the evolving preferences of our target consumers. While we believe that we compete favorably across these factors taken as a whole, new competitors will likely continue to emerge, and these competitors may have greater financial resources or brand awareness than we do.

Intellectual Property

The recognition of the FaZe brand is an important component to our success. We have obtained a set of intellectual property registrations and applications, including for the FaZe brand, throughout the world.

We police our trademark portfolio globally, including by monitoring trademark registries around the world and investigating digital, online and common law uses in order to learn as soon as possible whether the relevant parties engage in or plan to engage in conduct that would violate our valuable trademark rights. We monitor registries through the use of robust international subscription watch services, supplemented by periodic manual review.

We typically discover or are informed of infringing uses of our trademarks through our internal policing system or by our employees.

We investigate and evaluate each instance of infringement to determine the appropriate course of action, including cease and desist letters, administrative proceedings, cybersquatting actions or infringement actions, if any. Wherever possible, we seek to resolve these matters amicably and without litigation.

In an effort to ensure that registries in countries where we operate or intend to operate remain clear of infringing trademark registrations, we frequently file opposition actions, cancellation actions and other administrative proceedings around the world.

Human Capital Resources

As of December 31, 2022, we had 112 total employees, including 108 full-time employees, as well as 98 independent contractors

As part of our plans to become a more cost-efficient company, on February 16, 2023, we announced a reduction in by approximately 20%, which, included streamlining our team structure in support of our business priorities. Following these reductions, we had 90 employees and 48 independent contractors, as of March 10, 2023.

Regulatory Matters

The digital content and entertainment industry and the markets in which we operate are new and developing and, as such, are not heavily regulated at this time. There are inherent risks and uncertainties associated with operating in new and developing industries and markets, especially as the laws and regulations regarding these industries and markets are also developing and changing. Although we are not currently subject to significant government regulation, the scope and interpretation of the laws that are or may be applicable to us in the future are uncertain and may be conflicting in different jurisdictions in which we operate; as a result, we may come under increased regulatory scrutiny which may restrict the digital content and entertainment industry and associated markets, including with respect to talent management, rights of publicity, intellectual property, consumer protection electronic commerce, advertising, targeted, electronic or telephonic marketing, competition, data protection and privacy, data localization, anti-corruption and bribery, content regulation, taxation, labor and employment, securities regulation, financial reporting and accounting and economic or other trade prohibitions or sanctions or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent from jurisdiction to jurisdiction and inconsistent with our current policies and practices and in ways that could harm our business. In addition, the application and interpretation of these laws and regulations may be uncertain, particularly in the new and rapidly evolving industries in which we operate, and new laws or adverse findings of law regarding the characterization of the type of business FaZe operates could alter our legal and regulatory burden.

Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that conduct business through the internet and mobile devices. The costs of complying with such laws and regulations may be high and are likely to increase in the future, particularly as the degree of regulation increases, our business grows and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results.

Although we are not heavily regulated at this time, we rely on a variety of statutory and common-law frameworks and defenses relevant to the content we produce and make available on various third-party platforms, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (the “CDA”) and the fair-use doctrine in the U.S., and the Electronic Commerce Directive in the E.U. However, each of these laws is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the U.S. or the E.U., or if a court were to change the application of those rules to us and the third party services upon which we rely, we and such third parties could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, revenue and financial results could be harmed.

Non-compliance with any applicable laws and regulations could result in penalties or significant legal liability. We take reasonable efforts to comply with all applicable laws and regulations, and will continue to do so as our regulatory burden changes, but there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations, or financial condition. In addition, government authorities outside the U.S. may also seek to restrict or block access to our content, platform or website, or to application stores or the internet generally, or require a license therefor, and to the hosting, production or streaming of certain content or impose other restrictions that may affect the accessibility or usability of our content in that jurisdiction for a period of time or indefinitely. For additional information, see the section titled “Risk Factors—Risks Related to Our Legal Proceedings and Regulatory Matters.”

Available Information

Our website is https://fazeclan.com. We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public on the SEC’s website at www.sec.gov and on our website at https://investor.fazeclan.com. We may use our website as a means of disclosing material information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the SEC. These disclosures are included on our website at https://investor.fazeclan.com in the “News & Events” section. Accordingly, investors should monitor this portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this report.

Item 1A. Risk Factors

Summary Risk Factors

You should consider carefully the risks and uncertainties described in this Annual Report on Form 10-K before investing in our securities. These risks are described more fully below and include, but are not limited to, risks relating to the following:

Risks Related to Our Business:

●	We have incurred and expect to continue to incur operating losses and may not establish and maintain profitability in the future.

●	We received less proceeds from the Business Combination than we initially anticipated. This could prevent us from executing on our business plan and may adversely affect our results of operations and financial condition.

●	Our business depends on the strength of our brand, and if we are not able to maintain and enhance our brand, we may be unable to sell our products or services, and our consumer engagement may decline, which could have a material adverse effect on our business, financial condition, and results of operations.

●	We are subject to risks associated with operating in a rapidly developing industry and a relatively new market.

●	We have experienced rapid growth since our inception and we expect that we will continue to grow. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.

●	If Esports professionals, influencers and content creators, whom have historically accounted for a substantial portion of our revenue, were to become less popular and we are unable to identify and acquire suitable replacements, our business and prospects could suffer.

●	Misalignment with public and consumer tastes and preferences for entertainment and retail consumer products could negatively impact demand for our entertainment offerings and products, which could have an adverse effect on our business, financial condition, results of operations and prospects.

●	We primarily rely, and expect to continue to primarily rely, on third-party mass media platforms such as YouTube, TikTok, Twitter, Instagram, and Twitch to deliver our content offerings to fans and potential viewers and any failure, disruption of or interference with our use of, or our target audience’s access to, such streaming services could disrupt the availability of our content and adversely affect our business, financial condition, results of operations and prospects.

●	Significant disruption during live events that we participate in, such as power and internet outages, may adversely affect our business.

●	If we are unable to compete effectively for advertisers and sponsors, our business, revenue and financial results could be negatively affected.

Risks Related to Our People:

●	Our success will depend on our ability to attract and retain our personnel, and any failure to attract and retain other highly qualified personnel in the future, could seriously harm our business.

●	Our workforce and operations have grown substantially since our inception and we expect that they will continue to do so. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.

●	An increase in the relative size of Esports and content creator salaries or talent acquisition costs could negatively impact our business.

Risks Related to Our Intellectual Property:

●	The success of our business is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.

●	We may be unable to maintain or acquire licenses to incorporate intellectual property owned by others in our entertainment offerings.

Risks Related to Our Legal Proceedings and Regulatory Matters:

●	We are involved, and in the future may become involved, in claims, suits, and other proceedings arising in the ordinary course of business. The outcomes of any such current or future legal proceedings could have a negative impact on our business.

●	Our business, content and products, as well as the services of third-parties upon which we rely, may in the future be subject to increasing regulation around the world. If we or they do not successfully respond and adapt to these potential regulations, our business could be negatively impacted.

●	If we are required to reclassify independent contractors as employees, we may incur additional costs and taxes which could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Tax, Financial and Accounting Matters:

●	We have identified a number of material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

Risks Related to Our Securities:

●	Our stock price has been, and may continue to be volatile, and may decline regardless of our operating performance.

●	Our ability to maintain a Nasdaq listing and an active trading market for our Common Stock may not be sustained.

●	The sale of substantial amounts of our securities in the public market (including the shares of Common Stock issuable upon exercise of our Warrants), or the perception that such sales may occur, could cause our stock price to decline, and the sale of substantial amounts of our securities in the public market (including the shares of Common Stock issuable upon exercise of our Warrants), or the perception that such sales may occur, could cause our stock price to decline the sale of substantial amounts of our securities in the public market (including the shares of Common Stock issuable upon exercise of our Warrants), or the perception that holders of a large number of securities intend to sell their securities, has caused in the past, and could cause in the future, the market price of our Common Stock and Warrants to decline.

Risks Related to Our Business

We have incurred and expect to continue to incur operating losses and may not establish and maintain profitability in the future.

We have incurred net losses since our inception, and we expect to continue to incur net losses in the near future. We incurred net losses of $168.5 million and $36.9 million for the year ended December 31, 2022 and the year ended December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $280.9 million and $112.4 million, respectively.

While we have experienced significant revenue and other growth in recent periods, the industry in which we operate is highly competitive and rapidly changing, and relies heavily on continually introducing compelling content and products. In addition, we expect to incur significant legal, accounting, and other expenses as a public company . If we fail to deliver such content and products, do not execute our strategy successfully or if our content offerings or products are delayed in any way, our revenue may decline, and our operating results will suffer. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

If we cannot generate sufficient cash flows or find other sources of capital to fund our operations, we may need to sell additional equity investments or debt securities, or obtain other debt financings. If adequate funds from these or other sources are not available at all or on acceptable terms, our ability to fund our operations, to attract and retain fans and brand sponsorships and their willingness to pay for our services, enter into future arrangements to acquire or invest in businesses, products, services and strategic partnerships, or otherwise respond to competitive pressures could be significantly impaired. Our inability to do any of the foregoing could have a material and adverse effect on our business, results of operations and financial condition and may raise substantial doubt about our ability to continue as a going concern.

We received less proceeds from the Business Combination than we initially anticipated. This could prevent us from executing on our business plan and may adversely affect our results of operations and financial condition.

We rely on the availability of capital to grow our business. We anticipated that we would receive at least $218 million in capital from the Business Combination. At the closing of the Business Combination, we received approximately $113.7 million in proceeds, including the proceeds from the PIPE investment, following a high percentage of redemptions by BRPM public stockholders and higher than expected expenses in connection with the Business Combination. Accordingly, we have less cash available to pursue our planned growth strategies and initiatives. This may cause significant delays in, and has currently limited the scope of, our planned growth strategies. As a result, these delays and limitations may have a material impact on our growth estimates, as well as our actual results of operations, financial condition, and stock price.

Our business depends on the strength of our brand, and if we are not able to maintain and enhance our brand, we may be unable to sell our products or services, and our consumer engagement may decline, which could have a material adverse effect on our business, financial condition, and results of operations.

We believe that our brand, identity and reputation contribute significantly to our ability to generate revenue. Maintaining and enhancing the FaZe brand and reputation is critical to retaining and growing our consumer, sponsor and advertiser bases. Maintaining and enhancing our brand and reputation depends largely on our continued ability to provide high-quality, culturally-relevant and entertaining content, as well as competitive Esports competition results, which may require substantial investment by us and may not be successful. Further, advertisements and sponsorships, and actions of our advertisers or sponsors may affect our brand and reputation if our consumers respond negatively to them. Additionally, our brand, identity and reputation may be adversely affected by perceptions of our industry in general, including perceptions resulting from factors unrelated to our actions or our content, or perceptions of our business.

To achieve profitability, we believe we must preserve, grow and leverage the value of our brand across all of our revenue streams. We have in the past experienced, and we expect that in the future we will continue to receive, a high degree of media coverage. Unfavorable publicity regarding any of our Esports teams, Esports athletes, content creators, influencers or brand partners regarding their actions or professional performance, or any unfavorable publicity regarding our ability to attract and retain certain Esports players and coaching staff, could negatively affect our brand and reputation. Failure to respond effectively to negative publicity could also further erode our brand reputation.

In addition, events in our industry, even if unrelated to us, may negatively affect our brand and reputation. As a result, the size and engagement of our fan base and the demand for our products may decline. Damage to our brand or reputation or loss of our fans’ commitment for any of these reasons could impair our ability to expand our fan base, sponsors and commercial affiliates or our ability to sell significant quantities of our products, which could result in decreased revenue across our revenue streams and have a material adverse effect on our business, financial condition and results of operations and financial condition, as well as require additional resources to rebuild our brand and reputation.

In addition, maintaining and enhancing our brand and reputation may require us to make substantial investments, some or all of which may not result in the expected benefits to the Company. Failure to successfully maintain and enhance the FaZe brand and reputation or excessive or unsuccessful expenses in connection with this effort could have a material adverse effect on our business, results of operations and financial condition.

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

Since our inception, we have experienced rapid growth in the U.S. This growth has included growth in our fanbase, consumer product sales, content pipeline, Esports/gaming performance, and in the number of our talent and of our brand sponsorships, among other things. In addition, we expect future growth in our fanbase, consumer product sales, content pipeline, Esports/gaming performance, the number of brand sponsorships, and in the number of our talent, and emerging monetization areas. This expansion increases the complexity of our business and has placed, and will continue to place, strain on our management, personnel, operations, systems, financial resources and internal financial control and reporting functions. The industries in which we operate are rapidly evolving and may not develop as we expect. Even if our revenue continues to increase, our net revenue growth rates may vary in the future as a result of macroeconomic factors, increased competition, the maturation of our business, and other factors. Overall growth of our net revenue will depend on a number of factors, including our ability to:

●	Maintain and enhance our reputation and the value of our brand;

●	Continue to produce content and offer retail products that our target audience finds appealing so that we are able to attract new consumers and maintain our existing consumer relationships and engagement;

●	Accurately forecast our revenue and plan our operating expenses;

●	Successfully compete in the industries in which we participate, and respond to developments in these industries;

●	Comply with existing and new laws and regulations applicable to our business;

●	Realize the anticipated benefits of our cost cutting initiatives plan;

●	Successfully expand into new business verticals and new markets, including international markets;

●	Retain talented personnel;

●	Effectively manage the growth of our business, personnel, and operations;

●	Effectively manage our costs related to our business and operations; and

●	Attract and retain creative talent.

Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. We may not be able to manage our growth or execute our business plans and initiatives effectively, which could damage our reputation and negatively affect our operating results.

Competition within the online entertainment industry as well as the broader entertainment industry is intense and our existing and potential consumers may be attracted to competing forms of entertainment such as television, movies, and sporting events, as well as other entertainment and gaming options on the internet. If our Esports professionals, influencers and content creators do not maintain or increase their popularity, our business, financial condition, results of operations and prospects would be materially adversely affected.

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

We focus our business on our Esports professionals, influencers and content creators and consumers, and acting in their interests in the long- term may conflict with the short-term expectations of investors.

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

Public opinion can significantly influence our business. Unfavorable publicity regarding the industries in which we operate, us or our brand, and any third-party persons with whom we are associated with, the popularity of our industry, the security of our platform and the platforms of our competitors and the content of our offerings, litigation, or regarding the actions of third parties with whom we have relationships, could seriously harm our reputation. Negative commentary regarding us, our products or influencers and other third parties who are affiliated with us may also be posted on social media platforms and may be adverse to our reputation or business. Influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate with our consumers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect us. It is not possible to prevent such behavior, and the precautions we take to detect this activity may not be effective in all cases. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate, without affording us an opportunity for redress or correction. Negative public perception of us could adversely affect the size, demographics and engagement of our consumers and result in decreased revenue, slower growth rates or other unforeseeable consequences, which could seriously harm our business.

Some content creators or other persons associated with us may make unauthorized, fraudulent, or illegal use of games on third-party platforms, including through unauthorized third-party websites or “cheating” programs, which may negatively impact our brand and adversely affect our business.

Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in games, play them in an automated way, collude to alter the outcome or otherwise obtain unfair advantages. These programs and practices undermine the integrity of our platform and brand, as they harm the experiences of players who play fairly. If we are unable to prevent our content creators or other associated persons from using “cheating” programs, our reputation may be damaged. If our brand is associated with “cheating,” it could result in lost revenue from sponsorships and advertising, cause us to lose personnel, and distract our management team from daily operations, which could adversely affect our business, financial condition, results of operations, reputation and future prospects.

Our use of social media, particularly for marketing and ecommerce, may increase our burden to monitor compliance of such materials with applicable terms of use, laws and regulations.

Use of social media and influencers may materially and adversely affect our reputation or brand and may subject us to fines or other penalties. As laws and regulations in the use of these platforms and devices continue to evolve, failure to abide by applicable laws and regulations in the use of these platforms and devices, failure to abide by applicable terms of use of these platforms, or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties. In addition, an increase in the use of social media for marketing may cause an increase in our burden to monitor compliance of such materials, and increase the risk that such materials contain problematic or marketing claims in violation of applicable regulations. We use third-party social media platforms as, among other things, a way to engage with our fans and to enhance our brand marketing efforts. For example, we maintain Instagram, Facebook, Twitter, YouTube and Twitch accounts. We also maintain relationships with many influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms, as well as remain in compliance with the various, and often changing, terms of use of such platforms. If we are unable to cost-effectively use social media platforms to engage with our audience and enhance our brand marketing efforts, or if the platforms we use do not evolve quickly enough for us to fully optimize such platforms, or if we are unable to remain compliant with applicable terms of use of such platforms, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fees, or other penalties and have a material adverse effect on our business, financial condition and operating results. In addition, government authorities may seek to restrict the access and operations of certain social media platforms. For example, the U.S. federal government and certain states have banned the use of TikTok on government issued devices due to security concerns related to TikTok’s foreign ownership. Significant changes in the ability of the Company, its partners or its target audience to access or use social media platforms on which we rely could adversely impact our business, financial condition and results of operations.

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

Our methodologies for tracking metrics may also change over time, which could result in changes to the metrics we report. If we undercount or overcount performance due to the internal data analytics tools we use or issues with the data received from third parties, or if our internal data analytics tools contain algorithmic or other technical errors, the data we report may not be accurate or comparable with prior periods. In addition, limitations, changes or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies. If our performance metrics are not accurate representations of the reach or monetization of our network, if we discover inaccuracies in our metrics or the data on which such metrics are based, or if we can no longer calculate any of our key performance metrics with a sufficient degree of accuracy and cannot find an adequate replacement for the metric, our business, financial condition and operating results could be adversely affected. If our measures of these key operating metrics are inaccurate, our partnerships, including with our Significant Sponsors with whom we have sponsorship or other partnerships, may not value our platform and relationship the same and as a result our business, revenue and financial results would be harmed. For additional discussions on Total Reach, Average Revenue Per YouTube Subscriber and Total Number of Significant Sponsors see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Faze—Key Performance Indicators. “

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

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

We rely on software, technologies and related services from other parties to operate certain functions of our day-to-day business, and problems in their use or access could increase our costs and harm our business, Financial condition and results of operations.

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

Our retail business is subject to global economic conditions and their impact on consumer discretionary spending. Some of the factors that may negative influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth, declines in asset values and related market uncertainty, home foreclosures and reductions in home values, inflation, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, geopolitical developments (such as the war in Ukraine) and general uncertainty regarding the overall future political and economic environment. Consumer purchases of discretionary items, including the merchandise that we offer, generally decline during periods of economic uncertainty or downturn, when disposable income is reduced or when there is a reduction in consumer confidence. Adverse economic changes could reduce consumer confidence, and thereby could negatively affect our retail business. These economic difficulties and other macroeconomic challenges change rapidly and are difficult to predict, and if we are unable to adequately address them, our business may be harmed.

Our business may be harmed if our Esports professionals, influencers and content creators, or other third parties with whom we are affiliated with and rely upon, misappropriate sensitive information of ours or our intellectual property, or fail to provide adequate services.

In many cases, our Esports professionals, content creators, influencers, partners and other third-party affiliates are given access to sensitive information or our intellectual property in order to provide services and support to the FaZe brand. These Esports professionals, content creators, influencers, content creators and other third-party affiliates may misappropriate or misuse our information or intellectual property and engage in unauthorized use of it. Further, the failure of these individuals to provide adequate services and content could result in a disruption to our business operations or an adverse effect on our reputation and may negatively impact our business. At the same time, if the media, consumers, employees or any third parties raise any concerns about our actions in association with the actions of another party, this could also damage our reputation and our business.

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

If we are unable to renew or replace key commercial agreements on similar or better terms, or attract new sponsors, our business, financial condition and results of operations could be negatively affected.

Our commercial revenue for the year ended December 31, 2022 represented 61% of our total revenue, and for the year ended 2021, our commercial revenue represented 47% of our total revenue. Our commercial revenue is generated from agreements with our sponsors, and these agreements have finite terms. When these contracts expire, we may not be able to renew or replace them with contracts on similar or better terms or at all. A delay or failure to renew or replace sponsorship agreements or other commercial agreements on similar or better terms could result in a reduction in our commercial revenue. Such a reduction could have a negative effect on our overall revenue and our ability to continue to compete in our industry if we do not engage in other sponsorship arrangements. For future periods, no single sponsorship agreement is expected to represent ten percent or more of our total revenue. As part of our business plan, we intend to grow our commercial portfolio by continuing to add new sponsors. We may not be able to successfully execute this plan and our efforts to otherwise promote our brand to attract new sponsors may fail to do so, which could negatively affect our ability to achieve our goals, which could have a material adverse effect on our business, results of operations and financial condition.

Additionally, if we are unable to renew or replace certain key contracts on similar or more favorable terms as they expire or otherwise terminate, our business, financial condition and results of operations could suffer.

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

We could be adversely affected by a decline in discretionary consumer spending or consumer confidence including any unfavorable impacts from Federal Reserve interest rate actions and inflation, which may influence discretionary spending, unemployment or the overall economy.

Our success depends to a significant extent on discretionary spending from consumers and corporate sponsors. Some of the factors that may influence consumer spending on entertainment and recreational activities include general economic conditions, the availability of discretionary income, consumer confidence, high interest rates, domestic and global supply chain issues, high levels of unemployment, pandemics, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, the housing market, fluctuating foreign currency exchange rates and credit availability, government measures, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment, including recessionary concerns. During 2022, the Federal Reserve raised interest rates seven times in response to concerns about inflation. The Federal Reserve also raised interest rates in February and March 2023 and it may raise them again. Higher interest rates and volatility in financial markets may increase economic uncertainty and negatively affect consumer spending, corporate sponsorship and advertising spend.

The demand for recreational and discretionary activities generally is highly sensitive to downturns in the economy and the corresponding impact on discretionary spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions may reduce our customers’ and corporate sponsors’ discretionary income or willingness to spend on our products and offerings.

An increase in general price levels (due to inflationary pressure, domestic and global supply chain issues or other macroeconomic factors) could also result in a shift in consumer demand away from discretionary spending, which would adversely affect our consumers’ spending patterns and, at the same time, increase our operating costs. We may not be able to adequately increase our prices over time at price points that consumers are willing to pay to offset such increased costs.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

We may be unable to effectively manage the continued growth and the scope and complexity of our business, including our expansion into adjacent industries or potential business opportunities with well-established competitors.

We have experienced significant growth in the scope and complexity of our business, including through development of our Esports and consumer products businesses. Our future depends, in part, on our ability to manage this expanded business and our aspirations for continued expansion and growth. We have dedicated resources both to new business models that are largely untested and to adjacent potential business opportunities in which very large competitors have an established presence, as is the case with our sponsorship and consumer products businesses. For example, we are monitoring and evaluating emerging growth opportunities and believe certain potential opportunities, such as digital goods, are growing more rapidly than expected, which may accelerate the timeline of our investment in these growth opportunities as early as 2023. Investment in emerging opportunities comes with significant execution risk and may include direct costs relating to launching a new product or service, hiring employees, signing talent and/or increases in marketing events and expense. We do not know to what extent our future expansions and investment in new businesses, if any, will be successful. Further, even if successful, our aspirations for growth in our core businesses and adjacent businesses could create significant challenges for our management, operational and financial resources. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure by these new business or failure to adequately manage our growth in any of these ways may cause damage to our brand, result in total loss of our investments or otherwise negatively impact our core business. Further, the success of these businesses is largely contingent on the success of our underlying brand and as such, a decline in the popularity of our brand may impact the success of these businesses.

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms or at all. If we raise additional equity financing, you may experience significant dilution of your ownership interests. If we raise additional debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

●	invest in our business and continue to grow our brand and expand our fan base;

●	hire and retain employees, including Esports professionals, influences, and content creators as well as other employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff;

●	respond to competitive pressures or unanticipated working capital requirements; or

●	pursue opportunities for acquisitions of, investments in, or strategic alliances and joint ventures with complementary businesses.

We may invest in or acquire other businesses, or engage in strategic disposition, and our business may suffer if we are unable to successfully integrate an acquired business into our company, fail to realize the anticipated benefits from a disposition, or otherwise manage the growth associated with multiple acquisitions.

From time to time, we may acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses, or engage in strategic dispositions. These transactions may involve significant risks and uncertainties, including:

In the case of an acquisition:

●	The potential for the acquired business to underperform relative to our expectations and the acquisition price;

●	The potential for the acquired business to cause our financial results to differ from expectations in any given period, or over the longer-term;

●	Unexpected tax consequences from the acquisition, or the tax treatment of the acquired business’s operations going forward, giving rise to incremental tax liabilities that are difficult to predict;

●	Difficulty in integrating the acquired business, its operations, and its employees in an efficient and effective manner;

●	Any unknown liabilities or internal control deficiencies assumed as part of the acquisition; and

●	The potential loss of key employees of the acquired businesses.

In the case of an investment, alliance, joint venture, or other partnership:

●	Our ability to cooperate with our co-venturer;

●	Our co-venturer having economic, business, or legal interests or goals that are inconsistent with ours; and

●	The potential that our co-venturer may be unable to meet is economic or other obligations, which may require us to fulfill those obligations alone or find a suitable replacement.

In the case of a disposition:

●	Our ability to realize the anticipated benefits from a dispositions;

●	Potential third-party claims arising out of a disposition;

●	Security risks and other liabilities related to any transition services provided in connection with a disposition; and

●	Unexpected tax consequences associated with a disposition.

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

We have a global retail business and are subject to the risks and uncertainties of conducting business outside the U.S. While international expansion is one of our growth objectives, we may not be able to materialize on available acquisition opportunities, or guarantee that we will successfully integrate those acquisitions, if any, into our existing business.

We conduct business internationally, and we derive a substantial amount of our retail revenue from the U.S., and some of our retail revenue from outside the U.S. We expect that international sales will continue to account for a portion of our retail revenue and that sales in emerging markets globally will continue to be a part of our international sales strategy. As such, we are, and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in non-U.S. markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation and shipping costs, international political, regulatory and economic developments, unexpected changes to laws, regulatory requirements, and enforcement on us and our platform providers and differing local business practices, all of which may impact us or make it more difficult for us to conduct business in foreign markets.

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

While we currently price our products in U.S. dollars, even in international markets, we may become more exposed to the effects of fluctuations in currency exchange rates as we continue to expand our international reach. We generally collect revenue from our international markets in U.S. currency. As of and for the year ended December 31, 2022 and the year ended December 31, 2021, we had consumers in over 100 countries and approximately 25.5% and 9.5% of our merchandise revenue was derived from outside the U.S., respectively. Rapid appreciation of the U.S. dollar against foreign currencies can harm our reported results and cause the revenues derived from outside the U.S. and Canada to decrease. In addition, even if we do adjust the cost of our products in foreign markets to track appreciation in the U.S. dollar, such appreciation could increase the costs of purchasing our products outside of the U.S., adversely affecting our business, results of operations and financial condition.

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

As our operations have expanded, we have grown from 47 employees as of December 31, 2019 to 105 employees in the U.S. and abroad as of December 31, 2021, and 112 employees in the U.S. and abroad as of December 31, 2022. In an effort to become a more cost-effective company, following our February 16, 2023 announcement, we reduced our workforce by 20%, which also included streamlining our team structure in support of our business priorities. However, in the long-term, we expect our total number of employees to increase as we continue to expand. Properly managing our growth will require us to hire, train and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Properly managing our growth will require us to establish consistent policies across regions, functions and segments of our business, and a failure to do so could harm our business.

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

Additionally, our content offerings incorporate video game intellectual property owned by third parties. While the current media landscape permits such intellectual property to be incorporated on platforms such as YouTube and Twitch, exhibition of such content on other platforms, such as traditional media television or subscription video on demand platforms, may require additional licensing that may be difficult or costly to obtain. Further, certain platforms permit integrating music into our content, but if such platforms’ policies relating to music rights changes, that could impact our content on such platforms. Similarly, if the platforms on which content is distributed, redistributed and/or embedded change their policies relating to how content exhibited or published on the platform can be used, it could impact our ability to develop, distribute and exhibit engaging content and negatively impact our operations. If we are unable to maintain these licenses and rights or obtain additional licenses or rights with significant commercial value, our ability to develop successful and engaging content may be adversely affected and our operations may be negatively impacted.

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

If we fail to maintain, protect, or enforce our intellectual property rights, the value of our brand and other intangible assets may be diminished, and our business, results of operations, financial condition and prospects could be negatively impacted.

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

While we take precautions designed to protect our intellectual property, our competitors or other unauthorized third parties may still copy and use our proprietary brand, content, and information. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and registration costs, as well as with respect to defending and enforcing these rights. We may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in certain foreign jurisdictions either because effective intellectual property protection may not be available in each jurisdiction in which our offerings are available or because our intellectual property rights may not receive the same degree of protection in foreign jurisdictions as they would in the United States given the differences in intellectual property laws.

We have filed, and may continue to file, trademark applications to protect certain of our intellectual property. This process can be expensive and time-consuming, and we cannot guarantee whether any of our applications will result in the issuance or registration of a trademark. In addition, we may not enjoy a competitive advantage from the rights granted in our intellectual property. Our existing intellectual property, and any intellectual property rights granted to us or that we otherwise acquire or develop in the future, may be contested, circumvented, invalidated, or declared unenforceable through administrative processes or litigation, and we may be unable to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property rights. Therefore, the effect of our efforts to protect our intellectual property cannot be accurately predicted, and unexpected factors may decrease the effectiveness of our efforts. In addition, we are often generating content but have not filed copyright registrations in connection with such content, for various reasons. For example, some content is not proprietary to us, or other content may not be long lasting, and, therefore, we do not file for copyright registration given the costs and effort associated with filing copyrights and the volume of content involved in the business. Further, given the costs, effort and risks of obtaining patent protection, including the requirement to publicly disclose the invention, we may not choose to seek patent protection for certain innovations. Failure to adequately obtain patent protection, or other intellectual property protection, could adversely impact our business, operations, financial condition and prospects.

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

We may be required to expend significant resources to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to our management, and could result in the impairment or loss of portions of our intellectual property rights. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use could impair or delay the day-to-day operations of our business or otherwise harm our business, operations, reputation, and financial condition. In addition, we may be required to license additional technology from third parties to develop and market new offerings, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.

Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to compete with us more effectively, our reputation and the perception of our business may be harmed, and our ability to attract new employees, talent, and sponsors may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, operations, financial condition, reputation, and prospects.

Our commercial success is also dependent in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property rights of others. We may face allegations that we have infringed, misappropriated, or otherwise violated the intellectual property rights of third parties, including our competitors. We may also be subject to claims that our employees, consultants, or other advisors have wrongfully used or disclosed alleged trade secrets of their former employers or claims asserting ownership of what we regard as our intellectual property. Intellectual property litigation may be protracted and expensive, and the results are unpredictable. As the result of any court judgment or settlement, we may be obligated to modify our products and content offerings in a particular geographic region or worldwide, pay significant royalties, settlement costs or damages, or modify our platform and features. Should we obtain a license to enable our continued use of any intellectual property as a result of any such litigation or settlement agreement, it could be non-exclusive, potentially allowing our competitors and other third parties access to the same technologies or other intellectual property licensed to us. The time and resources necessary to resolve intellectual property disputes could harm our business, operations, financial condition, and reputation.

Risks Related to Our Legal Proceedings and Regulatory Matters

We are involved, and in the future may become involved, in claims, suits, and other proceedings arising in the ordinary course of business. The outcomes of any such current or future legal proceedings could have a negative impact on our business.

From time to time we are involved, and in the future may become involved, in claims, suits and other proceedings arising in the ordinary course of our business, including, but not limited to, actions with respect to intellectual property, consumer protection, data privacy and protection, labor and employment, commercial and acquisition-related claims, taxation and law enforcement matters. Such claims, suits, government investigations, and other proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel’s attention, and other factors. It is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or other orders preventing us from offering certain aspects of our business, or requiring a change in our business practices, products, or technologies, which could in the future materially and adversely affect our business, financial condition, results of operations, reputation, and future prospects.

Continued volatility in the share price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the FaZe Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with fans and customers, and make it more difficult for us to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Governmental agencies may restrict access to platforms, our website and social media channels, mobile applications or the internet generally, which could lead to the loss or slower growth of our consumer base.

Governmental agencies in any of the countries in which we, our consumers, developers, or creators are located could block access to or require a license for our platform, our website, application stores or the internet generally for a number of reasons, including security, privacy, data protection, confidentiality, or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country and a requirement that user information be stored on servers in a country within which we operate. Governmental agencies could issue fines or penalties if there are instances where we are found not have been in compliance with regulations in any applicable areas, or impose other restrictions that may affect the accessibility or usability of our platform, content, goods or services in that jurisdiction for a period of time or indefinitely. In addition, some jurisdictions have enacted laws that allow websites to be blocked for hosting certain types of content or may require websites to remove certain restricted content. Consumers generally need to access the internet, including in geographically diverse areas, as well as to social media networks and online streaming websites, to engage with our content. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. If that happens, we may become subject to additional regulation and oversight, including capital requirements or other licensing requirements, which could significantly increase our operating costs and adversely impact our results of operations. Moreover, if governmental or other entities block, limit or otherwise restrict access to or engagement with our platform or the internet generally, the growth of our industry may be impeded, our business could be negatively impacted, we could be subject to additional fines and penalties, our brand and reputation could be negatively impacted, and our results of operations may be adversely affected.

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

Compliance with additional laws and regulations could be expensive and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Failure to comply with applicable laws and regulations could result in regulatory enforcement actions against us. For example, our misuse of or failure to secure personal information could result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, and/or result in significant liability and damage to our reputation and credibility. These possibilities, if borne out, could have a negative impact on revenues and profits. If a third party alleges that we have violated applicable data privacy laws, we could face governmental investigations or enforcement actions, fines, litigation, claims (including data subject-led class actions) or public statements against us by consumer advocacy groups or others and damages as well as reputational harm among consumers, investors, and strategic partners. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, if there is a data breach, there is potential for enforcement actions and fines as well as claims for damages by consumers whose personal information has been disclosed without authorization. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. Should we experience a data breach or other unauthorized access to or disclosure of personally identifiable information, our business, operations, financial condition and prospects may be adversely impacted.

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

As an employer, we are presently, and may in the future be, subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. Any actions in the future brought against us and successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition, and results of operations.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal controls over financial reporting. Our assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, and when we cease to be an emerging growth company, we will need to provide a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements as of December 31, 2020 and 2019, we identified a material weakness in our internal control due to inadequate design of information technology general and application controls resulting from inappropriate access given to certain individuals including the CFO and Controller. In addition, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of December 31, 2022. We also identified two material weaknesses in our internal controls and procedures due to lack of adequate segregation of duties within a significant amount of processes, as well as lack of adequate timely review of accounts and reconciliations resulting in material audit adjustments and significant post-closing adjustments.

Our management is in the process of taking steps to remediate these material weaknesses, including by having segregation of duties and limiting access privileges. Our management will continue to monitor the effectiveness of our remediation plan once in place and make the necessary changes it determines to be appropriate. Although we intend to complete this remediation process as quickly as practicable, we cannot at this time estimate with certainty how long it will take, and our initiatives may not prove to be successful in remediating each of the material weaknesses. The remediation process may require significant additional time and expense and may divert management’s attention from the operation of our business. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to remediate such material weaknesses, or if we identify or otherwise experience additional material weaknesses in ongoing or future audits, we may not be able to accurately record, process, and report our financial condition or results of operations, prevent fraud, or prepare financial statements within the time periods specified by the forms of the SEC, which, in turn, may adversely affect our reputation and business and the market price of our Common Stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities, and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, allowance for doubtful accounts, content asset amortization policy, valuation of our Common Stock, stock-based compensation expense and income taxes, are highly complex and involve many subjective assumptions, estimates and judgments. For example, in February 2016 the Financial Accounting Standards Board issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize right of use (ROU) assets and lease liabilities on our consolidated balance sheets. We adopted Topic 842 in January 2022 using the optional retrospective transition method. Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our financial statements. In addition, changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. Refer to Note 3, “Summary of Significant Accounting Policies” to the consolidated financial statements for a description of recent accounting pronouncements.

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

The Company may not meet the listing requirements of the Nasdaq markets which could cause our stock to be delisted.

To maintain the listing of our common stock on The Nasdaq Capital Market, we must satisfy minimum financial and other continued listing requirements and standards, including those related to the price of our common stock. Pursuant to the requirements of Nasdaq, if the closing bid price of a company’s stock falls below $1.00 per share for 30 consecutive business days (the “Bid Price Rule”), Nasdaq will notify the company that it is no longer in compliance with the Nasdaq listing qualifications. If a company is not in compliance with the Bid Price Rule, the company will have 180 calendar days to regain compliance. On March 23, 2023, the Company received notice from Nasdaq that it was no longer in compliance with the Bid Price Rule.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until September 19, 2023 (the “Compliance Date”), by which the Company has to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days at any time prior to the Compliance Date, unless the Nasdaq staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If the Company does not regain compliance with the minimum bid price requirement by the Compliance Date, the Company may be eligible for an additional 180-calendar day compliance period. If the Company does not qualify for, or fails to regain compliance during, the second compliance period, then the Nasdaq staff will provide written notification to the Company that the Common Stock will be subject to delisting. At that time, the Company may appeal the Nasdaq staff’s delisting determination to the Nasdaq Hearings Panel.

There can be no assurance that the Company will regain and maintain compliance with the Bid Price Rule and the other listing requirements of the Nasdaq, or that it will not be delisted. If we are not able stay in compliance with the relevant Nasdaq Bid Price Rule, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

Our stock price has been, and may continue to be, volatile and may decline regardless of our operating performance.

The market price of our Common Stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and results of operations;

●	failure of securities analysts to maintain coverage of the Company, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;

●	announcements by the Company or its competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, corporate restructurings, results of operations or capital commitments;

●	changes in operating performance and stock market valuations of other retail or technology companies generally, or those in the digital media and eSports industry in particular;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	trading volume of our Common Stock;

●	the inclusion, exclusion or removal of our Common Stock from any indices;

●	changes in the FaZe Board or management or the departure of other key persons;

●	transactions in our Common Stock by directors, officers, affiliates and other major investors; or the perception that such persons intend to sell their securities;

●	lawsuits threatened or filed against us;

●	changes in laws or regulations applicable to our business;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock;

●	general economic conditions in the United States;

●	pandemics or other public health crises, including, but not limited to, the COVID-19 pandemic (including additional variants);

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

●	the other factors described in this “Risk Factors” section.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

An active trading market for our Common Stock may not be sustained.

We have listed our Common Stock and Warrants on Nasdaq under the symbols “FAZE” and “FAZEW,” respectively. We cannot assure you that an active trading market for our Common Stock will be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Common Stock when desired or the prices that you may obtain for your shares.

The sale of substantial amounts of our securities in the public market (including the shares of Common Stock issuable upon exercise of our Warrants), or the perception that such sales may occur, could cause our stock price to decline, and the sale of substantial amounts of our securities in the public market (including the shares of Common Stock issuable upon exercise of our Warrants), or the perception that such sales may occur, could cause our stock price to decline the sale of substantial amounts of our securities in the public market (including the shares of Common Stock issuable upon exercise of our Warrants), or the perception that holders of a large number of securities intend to sell their securities, has caused in the past, and could cause in the future, the market price of our Common Stock and Warrants to decline.

Each of the Founder Shares are subject to certain restrictions on transfer until the termination of the applicable lock-up period. Further, the 5,312,098 shares of Common Stock issued to Legacy FaZe securityholders as earnout consideration and 50% of the Founder Shares are subject to forfeiture if certain price-based vesting conditions are not met during the five-year period beginning on the date that is 90 days after the Closing and ending on the fifth anniversary of the Closing Date. However, once such resale restrictions end and such shares are vested, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them. Lock-up restrictions with respect to shares of Common Stock issued as consideration in the Business Combination expired in January 2023. In addition, the shares of Common Stock held by the PIPE Investors were not subject to lock-up restrictions. As such, sales of a substantial number of shares of our Common Stock in the public market could occur at any time.

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

Our Certificate of Incorporation and Bylaws contain provisions that could depress the trading price of our Common Stock by acting to discourage, delay, or prevent a change of control of the Company or changes in our management that our stockholders may deem advantageous. These provisions include the following:

●	a classified board of directors so that not all members of the FaZe Board are elected at one time;

●	the right of the board of directors to establish the number of directors and fill any vacancies and newly created directorships;

●	director removal solely for cause;

●	“blank check” preferred stock that the FaZe Board could use to implement a stockholder rights plan;

●	the right of the FaZe Board to issue our authorized but unissued Common Stock and preferred stock without stockholder approval;

●	no ability of our stockholders to call special meetings of stockholders;

●	no right of our stockholders to act by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	limitations on the liability of, and the provision of indemnification to, our director and officers;

●	the right of the board of directors to make, alter, or repeal the Bylaws; and

●	advance notice requirements for nominations for election to the FaZe Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

The Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against the Company arising pursuant to the Delaware General Corporation Law, the Certificate of Incorporation, the Charter or Bylaws or any action asserting a claim against the Company that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. The Bylaws provide further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in the Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business.

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

As of December 31, 2022, we had options outstanding to purchase up to an aggregate of 18,863,654 shares of our Common Stock, an aggregate of 3,166,628 restricted stock awards outstanding, and Warrants outstanding to purchase 5,923,333 shares of our Common Stock. We will also have the ability to initially issue an aggregate of 12,358,689 shares of our Common Stock under the FaZe Holdings Inc 2022 Omnibus Incentive Plan and 1,791,416 shares of our Common Stock under the FaZe Holdings Inc. 2022 Employee Stock Purchase Plan.

We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

Our issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

●	our existing stockholders’ proportionate ownership interest in the Company will decrease;

●	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

●	the relative voting strength of each previously outstanding share of Common Stock may be diminished; and

●	the market price of our shares of Common Stock may decline.

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

In the event we have determined to redeem the Warrants, holders would be notified of such redemption as described in that certain warrant agreement, dated February 18, 2022, by and between BRPM and Continental Stock Transfer & Trust Company (the “Warrant Agreement”). Specifically, we would be required to fix a date for the redemption (the “Redemption Date”). Notice of redemption would be mailed by first class mail, postage prepaid, by the Company not less than 30 days prior to the Redemption Date to the registered holders of the Warrants to be redeemed at their last addresses as they appear on the registration books. In addition, beneficial owners of the redeemable Warrants will be notified of such redemption via the Company’s posting of the redemption notice to DTC. Redemption of the Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Warrants to purchase our Common Stock became exercisable on August 18, 2022, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of the December 31, 2022, there were 5,923,333 Warrants outstanding. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $11.50 per-share (subject to adjustment as described herein). The Warrants became exercisable on August 18, 2022, and will expire at 5:00 p.m., New York time on July 19, 2027, or earlier upon redemption of the Warrants. To the extent Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Common Stock.

Our Warrants may not be in the money at anytime prior to their expiration, and they may expire worthless.

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

We have incurred, and will continue to incur, increased costs and obligations as a result of being a public company and the requirements of being a public company may strain our resources and divert management’s attention.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in the Hollywood neighborhood of Los Angeles, California, where we occupy facilities totaling approximately 33,217 square feet under a lease that expires in August 2024. We do not own any real property or related investments. We believe that our current facilities are adequate to meet our current needs and provides flexibility as we to scale in the future.

Item 3. Legal Proceedings

We are, from time to time, subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. We are not currently a party to any such claims, lawsuits or proceedings, the outcome of which, if determined adversely to us, we believe would, individually or in the aggregate, be material to our business or result in a material adverse effect on our future operating results, financial condition or cash flows. See Note 12, Litigation, of the notes to the consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and public warrants are currently listed on the Nasdaq under the symbols “FAZE” and “FAZEW,” respectively. Prior to the consummation of the Business Combination, BRPM’s units, common stock and warrants were listed on the Nasdaq under the symbols “BRPMU,” “BRPM” and “BRPMW,” respectively.

Holders

As of December 31, 2022, there were 396 holders of record of our common stock, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical consolidated financial statements and the related notes included elsewhere in this report.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “estimates,” and similar words. Forward-looking statements represent, as of the date of this report, our judgment relating to, among other things, future results of operations, growth plans, sales, capital requirements and general industry and business conditions applicable to us. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Our Business

We are a digitally-native lifestyle and media brand founded and rooted in gaming and youth culture.

We are at the forefront of the global creator economy, which is an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. With a leading digital content platform created for and by Generation Z and Millennials, we have established a highly engaged and growing global fanbase, with social media reach (see our key performance indicator, “Total Reach”) of over 528 million as of December 31, 2022, which number, as explained in our discussion of “Key Performance Indicators” include also of individual members of FaZe.

We produce engaging content, merchandise, consumer products and experiences, and create advertising and sponsorship programs for leading national brands. With approximately 81% of our audience between the ages of 13-34 as of December 31, 2022, we have unlocked key relationships with a coveted demographic that has long proven difficult to reach for traditional media companies and advertisers. We have several revenue streams including brand sponsorships, content, consumer products, and Esports.

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

On July 19, 2022, we completed the Business Combination. At the closing of the Business Combination, we received approximately $113.7 million in gross proceeds and $57.8 million in net proceeds in connection with the Business Combination.

Compared to 2021, our revenues and gross profit in 2022 increased due to the growth of our business, in particular our brand sponsorships, which was driven by the increasing prominence of our brand and Esports revenue streams, as a result of, among other things, the easing of restrictions related to the COVID-19 pandemic, tournament wins, and increases in player transfer fees and league participation revenue. These increases were partially offset by a decrease in consumer products revenue due to the timing of product launches into the market. Additionally, total expenses increased by a greater magnitude than revenues in 2022, primarily due to a $115.3 million loss on debt extinguishment for conversion of Legacy FaZe debt into common stock under the terms of the Merger Agreement at Closing. In addition, the Company has increased costs in compensation and benefits due to increased headcount, stock compensation expense and professional services fees as a result of the growth of the business and of becoming a public company. As a result, Net Loss for 2022 increased to $169 million, compared to $37 million in 2021. See the “Results of Operations” subsection for further details. The following table summarizes our financial results for the year ended December 31, 2022 and 2021.

	Year ended
	December 31,
(in thousands)	2022	2021
Total Revenues	$70,021	$52,852
Gross Profit	15,145	8,976
Net Loss	(168,534)	(36,866)
Adjusted EBITDA(1)	(33,560)	(27,821)

(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for our definition of, and additional information about, adjusted EBITDA and for a reconciliation to net loss, the most directly comparable U.S. GAAP financial measure.

Key Performance Indicators

In addition to GAAP and non-GAAP financial measures, we regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial plans and make strategic decisions. Our key metrics are calculated using internal company data based on the activity of fan accounts and the metrics described below. While these numbers are based on what we believe to be reasonable estimates of our fanbase for the applicable period of measurement, there are inherent challenges in measuring usage of our platform across large online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment. Increases or decreases in our key performance indicators may not correspond with increases or decreases in our revenue.

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

The timing difference between a change in Total Reach and change in revenues may be particularly pronounced if the change in Total Reach metric reflects a large spike or large drop as the result of adding a channel to our network or removing a channel from our network. That is, if we sign a contract with a new talent member who has a large pre-existing pool of social media subscribers, our Total Reach will also increase as these pre-existing subscribers are added to our Total Reach metric. For example, our Total Reach increased significantly between December 31, 2021 and December 31, 2022, primarily due to Calvin “Snoop Dogg” Cordozar Broadus Jr. joining as a member of FaZe’s talent network. Conversely, if talent members leave the FaZe network due to contract expiration or termination, we record an immediate decrease in our Total Reach in an amount equal to the Total Reach of the talent that left the FaZe network. When we have a spike or drop in Total Reach due to the various circumstances described above, we do not expect to necessarily see immediate spikes or drops in content and other revenues but may see future changes in revenues given the lag time described in the preceding paragraph.

	As of December 31,
(in thousands)	2022	2021
Total Reach(1)	527,904	360,762
YouTube	136,245	116,470
Twitter	83,629	58,767
Instagram	180,943	105,027
TikTok	84,100	45,613
Twitch	42,987	34,885

(1)	The Total Reach amount includes subscribers of channels for Calvin “Snoop Dogg” Cordozar Broadus Jr. and certain other celebrity talent that FaZe is not contractually allowed to directly monetize. Such channels contributed to a Total Reach of 204.8 million and 71.5 million as of December 31, 2022 and December 31, 2021, respectively. Therefore, channels that FaZe is contractually allowed to directly monetize contributed to a Total Reach of 323.2 million and 289.3 million as of December 31, 2022 and December 31, 2021, respectively.

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

The timing difference between a change in Aggregate YouTube Subscribers and a change in revenues may be particularly pronounced if the change in Aggregate YouTube Subscribers metric reflects a large spike or large drop as the result of adding a channel to our network or removing a channel from our network. For example, if we sign a contract with a new talent member who has a large pre-existing pool of YouTube subscribers, our Aggregate YouTube Subscribers will also increase as these pre-existing subscribers are added to our Aggregate YouTube Subscribers metric. Conversely, if talent members leave the FaZe network due to contract expiration or termination, we record an immediate decrease in our Aggregate YouTube subscribers metric in an amount equal to the YouTube subscribers of the talent that left the FaZe network. When we have a spike or drop in Aggregate YouTube Subscribers due to the various circumstances described above including, for instance, the addition of Calvin “Snoop Dogg” Cordozar Broadus, Jr. to FaZe’s talent network in the first quarter of 2022, we do not expect to necessarily see immediate spikes or drops in content and other revenues but may see future changes in revenues given the lag time described in the preceding paragraph.

	As of December 31,
(in thousands)	2022	2021
Aggregate YouTube Subscribers	136,245	116,470
Company Programmed FaZe Clan YouTube Channel Subscribers	8,904	8,789
FaZe Co-branded Channel Subscribers	117,548	106,999
FaZe Affiliated Channels(1)	9,739	682

(1)	FaZe Affiliated Channels are channels that are not co-branded but are closely affiliated with our talent. This includes Calvin “Snoop Dogg” Cordozar Broadus Jr., All Grown Up, and Nuke Squad.

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

	Year ended
	December 31,
(in thousands)	2022	2021
ARPU	$0.51	$0.45

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

We believe this metric provides insight into the drivers of changes in our brand sponsorships revenue. Our brand sponsorships revenue is most closely aligned with this metric, as our brand sponsorships revenue is correlated with increases in our total number of significant sponsors.

	Year ended
	December 31,
	2022	2021
Total Significant Sponsors	15	12

On July 19, 2022, we completed the Business Combination. We received approximately $113.7 million in gross proceeds and net proceeds of $57.8 million in connection with the Business Combination. See Note 4, Business Combination, of the notes to the consolidated financial statements for additional information.

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

We attribute our growth in part to the diverse content we have developed and produced in the form of digital media, social media, consumer products sales, and livestreaming events distributed across several platforms including YouTube, Twitch, Facebook, Instagram, Twitter, and TikTok. Further, our brand, which is a digital native lifestyle brand rooted in gaming and youth culture, is well-positioned for future opportunities in areas such as subscription offerings, live events, fan clubs, virtual dining concepts, game publisher collaborations, Web3 and the general growth and adoption of the metaverse, and interconnected digital reality.

As a leading digital content platform created for and by Generation Z and Millennials, we have established a highly engaged growing global fanbase, with a Total Reach of over 528 million as of December 31, 2022, including those of individual members of FaZe (see “Key Performance Indicators — Total Reach”).

Ability to Recruit and Retain Talent

Our talent pool creates content for, and forms other partnerships with, our brand. Our diverse talent pool of creators and players are the face of our brand. Therefore, our current and future growth depends on our ability to retain our current talent and attract new talent. However, as we have grown our talent roster, we have made sure to not rely on any single individual to carry the brand, but rather have worked to develop a broad talent base, where each person is able to grow their own brand within the overall FaZe platform.

Competitive Landscape

Due to our digitally native lifestyle and media platform and diverse sources of monetization, our business may face competition from online content creators, lifestyle brands, digital media companies, traditional sports teams, or other Esports companies. If more direct competitors emerge in the marketplace, our performance and results of operations will depend on our ability to retain market share through activities including generating innovative content and forming and retaining strategic partnerships.

COVID-19

Due to the COVID-19 pandemic, our operating results for the year ended December 31, 2022 and 2021 may not be comparable to past and future periods. As a result of changed consumer behavior under COVID-19 lock-down orders, the already-growing online gaming and digital content industries saw a major uptick in video game usage, streaming viewership, content viewership, console sales, and more users on many gaming platforms. This helped further accelerate the pre-pandemic growth in popularity of our content creators and the FaZe content channels, and made the content we offer a bigger part of mainstream digital entertainment. On average, our content creators have seen an increase in viewership since the start of the pandemic and while still strong, viewership on FaZe’s YouTube channel and certain of FaZe’s talent YouTube channels is down from the highest levels experienced during pandemic stay-at-home measures.

Moreover, the fact that most of our products and services do not involve physical customer interaction may have provided us a competitive advantage during the COVID-19 pandemic, as customers can access most of our services and product offerings while social distancing or without any physical presence. As in-person entertainment has re-gained popularity, we may face increased competition and see drops in engagement as it relates to our content and brand sponsorship revenue streams. Esports revenues increased as government restrictions surrounding in-person events decreased.

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

Overall Market and Economic Conditions

Changing market and economic conditions, including as a result of the ongoing COVID-19 pandemic, rising interest rates and inflation, may positively or negatively impact our revenues, which depend on discretionary spending from consumers and corporate sponsors. Much of our business is resistant to changes in disposable consumer income, as consumers do not currently need to pay to access most of our content. However, in periods of slowing economic recovery or recession, decreases in disposable corporate income could negatively impact our revenues if companies decrease sponsorship and advertising spend. Our consumer products business is dependent on consumer discretionary spending, which is highly sensitive to changing market conditions, and a decline in discretionary spending could have an adverse impact on our results.

Key Components of Sales and Expenses

Revenue

We have the following major revenue types:

●	Brand Sponsorships: We offer advertisers an association with the FaZe brand, which we deliver through various promotional vehicles that are highly tailored to reach our target audience. These vehicles include, but are not limited to, online advertising, livestream announcements, content generation, social media posts, logo placement on FaZe’s official merchandise, and special appearances by members of our talent network. Brand deals are made through the FaZe sales team and provide the sponsor an association with our brand across the FaZe platform, including the full roster of FaZe talent. Revenues from our larger brand sponsorship agreements are typically based on a term and are recognized ratably over the contract term. Payment terms and conditions vary by contract type, but payments are generally due periodically throughout the term of the contract. Some smaller sponsorship deals are based on a specific deliverable and not a term, and are recognized and invoiced when delivered.

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

●	Content: We generate original content that we monetize through Google’s AdSense service, which permits Google to place paid advertisements on FaZe branded YouTube sites. Revenue is generated when the advertisement is viewed on a “cost per view” or “cost per click” basis. Each time a fan views a FaZe-programmed YouTube page, Google will display an advertisement to the fan. Depending on the type of advertisement the advertiser agrees to with Google, the advertiser agrees to pay Google based on the number of views or the number of times a fan clicks on the advertisement. This cost per view or cost per click can vary substantially depending on the channel, content, and seasonality. Google pays us a percentage of what Google charges the advertiser, and we receive reporting from Google, which we use to recognize revenue on a revenue-per-thousand playbacks (“RPM”) basis, which represents a blend of cost per view and cost per click advertisements.

●	Consumer Products: We sell consumer products directly to end users online (predominantly on our website but also on other websites, including those of our partners) and at events.

●	Esports: Our Esports revenue consists of league participation revenue, prize money, player transfer fee revenue, and licensing of intellectual property revenue. League participation revenue is generated from our participation in closed Esports leagues, which historically share net revenue between all partnered teams on a pro rata basis, with FaZe receiving between 4% and 8%, subject to a minimum guarantee. Prize money is earned by competing in organized competitions and successfully placing at a level where the organizer has offered a prize. Prize money is typically paid to FaZe by the competition organizer and we will then distribute a percentage of the money to players based on contractually agreed terms. Player transfer fee revenue is earned through player transfer agreements which compensate FaZe for the release of a team member from their agreement with FaZe. Licensing of intellectual property revenue is royalty revenue in connection with the usage of our brand logo during each game or tournament.

We expect continued growth in revenues primarily due to increased organic growth as our brand builds momentum, which results from engagement of our talent with our audience, building strategic partnerships and generating new, innovative content and products.

Cost of Revenue

Cost of revenue primarily consists of amounts paid to talent and other contractors, as we perform the underlying services related to satisfying the performance obligations under our agreements. It also includes other costs, such as those related to textiles, labor, and license fees associated with consumer products.

We expect our cost of revenue to increase primarily due to the increased volume of new strategic partnerships and the organic growth of our other revenue initiatives.

General and Administrative

General and administrative costs consist primarily of personnel-related expenses, rent and premises costs, professional service fees, and other general corporate expenses.

We are incurring higher general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses, investor relations activities, and other administrative and professional services. We are constantly reviewing the size of our general and administrative function to support the growth of our business and other costs associated with being a public company and have implemented cost savings initiatives to reduce general and administrative expenses. It is possible, however, that our general and administrative expenses will increase in absolute dollars as our business grows.

Sales and Marketing

Sales and marketing costs consist primarily of promotional, public relations, and advertising expenses. Sales and marketing costs also include other general marketing expenses.

Interest Expense, Net

We incurred interest expense from our outstanding debt obligations, including our senior convertible promissory note issued in 2020, our other convertible promissory notes issued in 2020 and 2021, the PPP loan (defined below) and the 2022 B. Riley Term Loan (defined below). On July 19, 2022, we completed the Business Combination, upon which all convertible notes were converted into common stock and other debts were paid in full with the proceeds of the merger. After the consummation of the Business Combination on July 19, 2022 and as of December 31, 2022, the Company does not have any outstanding debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Change in Fair Value of Warrant Liabilities

We incur a change in fair value of warrant liabilities as result of remeasuring our warrant liabilities each reporting period. See “Note 7, Private Placement Warrants and Recurring Fair Value Measurements, of the notes to the audited consolidated financial statements for additional information.

Loss on Debt Extinguishment

We incurred a loss on debt extinguishment due to the conversion of certain convertible notes under the terms of the Merger Agreement at Closing. See Note 8, Debt, of the notes to the consolidated financial statements for additional information.

Other (Income)/Expense

Other income/expense consists primarily of foreign currency gain or loss.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods or years indicated, and the respective changes between comparative periods or years.

	The year ended December 31,
(in thousands, except for percentages)	2022	2021	$ Change	% Change
Total revenues	70,021	52,852	17,169	32.5%
Cost of revenues	54,876	43,876	11,000	25.1%
Gross Profit	15,145	8,976	6,169	68.7%
Operating Expenses:
General and administrative	59,436	37,078	22,358	60.3%
Sales and marketing	3,307	3,352	(45)	(1.3)%
Impairment of content assets	1,073	—	1,073	—%
Loss from operations	(48,671)	(31,454)	(17,217)	(54.7)%
Other (income)/expense:
Interest expense, net	4,483	5,467	(984)	(18.0)%
Change in fair value of warrant liabilities	(90)	—	(90)	—%
Loss on debt extinguishment	115,292	—	115,292	—%
Other (income)/expense	178	(55)	233	423.6%
Total other (income)/expense:	119,863	5,412	114,451	2114.8%
Net Income (Loss)	(168,534)	(36,866)	(131,668)	(357.2)%

Comparison of the year ended December 31, 2022 and 2021

Net Income (Loss)

Net loss has increased by $131.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change is primarily driven by the company’s loss on debt extinguishment of $115.3 million. The transaction is related to the Business Combination, which has been discussed under Note 4 of financial statements. Apart from the impact of the Business Combination, the Company’s revenues has increased by $17.0 million while general and administrative expenses have increased by $20.3 million in total.

Revenues

Revenues increased by $17.2 million, or 32.5% for the year ended December 31, 2022 compared to the year ended December 31, 2021. This change was primarily driven by growth in the brand sponsorships business, and secondarily by Esports revenue streams. Brand sponsorships revenue increased primarily due to our sales teams generating new and/or larger brand sponsorships, or renewal of existing sponsorship deals, during the year ended December 31, 2022. Content revenue decreased by $1.6 million primarily post-pandemic normalization of viewing habits by audiences on YouTube, our most important content streaming platform. Our overall increase in revenues was also driven by an increase in our Total Number of Significant Sponsors. These metrics and their relationship with revenue are described in the “Key Performance Indicators” section. The increases in Esports revenue were primarily due to an increase in prize winnings earned by talent members of $2.3 million, with our teams performing stronger compared to the prior period, an increase in league participation revenue of $1.5 million and an increase in player transfer revenue of $0.2 million. Further, Esports revenue was greater due to the easing of restrictions related to the COVID-19 pandemic, given that Esports revenue is highly dependent on live events. Consumer products revenue decreased by $2.3 million due to the timing of products not launching in 2022.

The following table presents the Company’s revenue by type for the year ended December 31, 2022 and 2021:

	Year ended
	December 31,
(in thousands, except for percentages)	2022	2021	$ Change	% Change
Brand sponsorships	$42,096	$24,867	17,229	69.3%
Content	14,497	16,068	(1,571)	(9.8)%
Consumer products	3,455	5,751	(2,296)	(39.9)%
Esports	9,385	5,846	3,539	60.5%
Other	588	320	268	83.8%
Total revenue	$70,021	$52,852	17,169	32.5%

Cost of Revenues

Cost of revenue increased by $11.0 million, or 25.1% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Brand sponsorships costs increased by $8.6 million primarily as result of certain lower margin sponsorship contracts expiring and the Company entering into new, higher margin sponsorships. Content costs decreased by $1.7 million primarily as a function of lower content revenues, which year-over-year due to the normalization of post-pandemic viewing habits of our audience on YouTube, our most important content platform. The decrease in consumer products costs of $1.9 million was due to lower merchandise sales compared to the year ended December 31, 2021. The increase in Esports costs of $3.6 million was due primarily to increases in player salaries of $1.4 million, and prize money costs provided to talent members of $1.7 million. The increase in Esports costs was also due to the easing of travel restrictions associated with the COVID-19 pandemic, resulting in our teams attending more live events during the year ended December 31, 2022 compared to the year ended December 31, 2021.

General and Administrative

General and administrative expenses increased by $22.3 million, or 71.1% for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the cost of becoming a public company, and an increase in compliance and operational staffing. Our compensation and benefits costs increased by $15.7 million due to increased headcount, and increased salaries and cash bonus compensation as result of the Business Combination, including non-recurring, one-time bonuses related to taking the Company public. For the year ended December 31, 2022, we also experienced a $8.5 million increase in non-cash stock compensation expense due to the stock option grants in the third quarter of 2021 and restricted stock awards in subsequent quarters, along with the accelerated vesting of stock options and certain restricted stock awards at Closing of the Business Combination. Non-legal professional service fees increased $1.9 million, in connection with the growth of our business and the Business Combination. Insurance expenses increased by $1.7 million, rent and premises costs increased by $1.6 million, depreciation and amortization increased by $1.9 million, travel and entertainment increased by $1.5 million.

Sales and Marketing

Sales and marketing expenses decreased by an immaterial amount, or 1.3% for the year ended December 31, 2022 compared to the year ended December 31, 2021 in support of our growing brand partnership and content businesses.

Interest Expense, Net

Net interest expense decreased by $1.0 million, or 18.0% for the year ended December 31, 2022 compared to the year ended December 31, 2021. As result of the Business Combination, all convertible notes were converted into common stock and other debts were paid in cash with the proceeds from the Business Combination. After the consummation of the Business Combination on July 19, 2022 and as of December 31, 2022, the Company does not have any outstanding debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Change in fair value of warrant liabilities

The Company recorded an immaterial gain due to the change in fair value of warrant liabilities in the year ending December 31, 2022, from the warrant liabilities from the Business Combination. The Company had no warrant liabilities for the year ending December 31, 2021. See Note 7, Private Placement Warrants and Recurring Fair Value Measurements, of the notes to the consolidated financial statements for additional information.

Loss on debt extinguishment

Loss on debt extinguishment increased by $115.3 million for the fiscal year ended December 31, 2022 due to the conversion of certain of our convertible notes under the terms of the Merger Agreement at Closing. See Note 8, Debt, of the notes to the consolidated financial statements for additional information.

Other (Income)/Expense

Other (income)/expense is increased by $114.5 million or 2114.8% for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Non-GAAP Information

Adjusted EBITDA, a non-GAAP measure, is a performance measure that we use to supplement our results presented in accordance with U.S. GAAP. Adjusted EBITDA is defined as net loss before share-based compensation expense, foreign currency gains and losses, interest expense, impairment of content assets, depreciation and amortization, change in fair value of warrant liabilities, loss on debt extinguishment, and non-recurring, non-operating expenses , such as severance. Adjusted EBITDA is used by the FaZe board and management as a key factor in determining the quality of our earnings (loss).

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

The table below presents our adjusted EBITDA, reconciled to our net loss for the periods indicated.

	December 31,
(in thousands)	2022	2021
Net loss	$(168,534)	$(36,866)
Adjusted for:
Share-based compensation expense	10,167	1,638
Restructuring severance/recruiting/retention expense	2,206	1,139
Foreign exchange loss	6	—
Interest expense	4,483	5,467
Impairment of content assets (1)	1,073	—
Depreciation and amortization of property and equipment	1,281	741
Amortization of intangible asset	556	60
Change in fair value of warrant liabilities (2)	(90)	—
Loss on debt extinguishment	115,292	—
Adjusted EBITDA	$(33,560)	$(27,821)

(1)	In April 2022, the Company performed an evaluation of its content asset and determined that the underlying programming of the content asset will not be released. In addition, the Company determined that the content asset has no further utility. Accordingly, the Company recorded an impairment loss to write off the entire carrying value of content asset. (See Note 6)

(2)	Represents the change in the fair value of the Private Placement Warrants liability. (See Note 7)

While not included in the adjustments above, management also removes certain expenses for internal reporting purposes, as they are unpredictable and not considered core to our operations. These expense adjustments that are utilized for internal reporting purposes include expenses related to legal settlements, legal fees outside of the ordinary course of business, and severance. For the year ended December 31, 2022, legal settlements were immaterial. For the year ended December 31, 2021, legal settlements totaled $3.2 million. For the year ended December 31, 2022 and December 31, 2021, legal fees outside of the ordinary course of business totaled $3.1 million and $4.1 million, respectively. For the year ended December 31, 2022, severance expenses totaled $1.0 million. For the year ended December 31, 2021, severance expenses totaled $0.6 million. See “Note 12, Litigation, of the notes to the consolidated financial statements for further information relating to legal and severance related expenses that are not included in our Adjusted EBITDA calculations, other than for internal reporting purposes.

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

While the potential economic impact brought by, and the duration of the COVID-19 pandemic, as well as a more uncertain macro-economic environment than during the closing of the Business Combination are difficult to assess or predict, the impact of these events may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Nonetheless, we believe our cash on hand will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K.

Our future short- and long-term  capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to attract and retain fans and brand sponsorships and their willingness to pay for our services. Further, we may enter into future arrangements to acquire or invest in businesses, products, services and strategic partnerships. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2022, our principal sources of liquidity were our cash in the amount of $37.2 million.

As of December 31, 2022, the Company had 173,333 private placement warrants outstanding with an exercise price of $11.50 per share. The private placement warrants are identical to the public warrants, described in Note 9, Equity, of the notes to the consolidated financial statements, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) were not transferable, assignable or salable until August 18, 2022 and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. During the year ended December 31, 2022, there was no exercise of any private placement warrants.

Equity

Prior to the Business Combination, Legacy FaZe had two classes of capital stock: common stock and preferred stock. Following the Business Combination, the Company has one class of capital stock: common stock. See Note 9, Equity, of the notes to the audited consolidated financial statements for additional information.

As a result of the Business Combination, all Legacy FaZe preferred stock were converted to shares of common stock. Additionally, no convertible preferred stock resulted from the Business Combination. We did not issue any preferred stock or convertible preferred stock during the year ended December 31, 2022 and December 31, 2021. No preferred stock or convertible preferred stock was outstanding as of December 31, 2022.

Debt

Upon the close of the Business Combination, all outstanding debt was converted to equity or paid with transaction proceeds. See the details below for more information on outstanding debt agreements that had been outstanding prior to the Business Combination.

2022 B. Riley Term Loan

In March 2022, Legacy FaZe entered into a Bridge Loan Agreement with B. Riley Commercial Capital, LLC (“B. Riley Lender”), an affiliate of BRPM, pursuant to which Legacy FaZe received a term loan in the amount of $10.0 million in a single advance (“Initial Term Loan”). Upon receipt of a borrowing notice from Legacy FaZe to B. Riley Lender in April 2022, B. Riley Lender issued Legacy FaZe a second advance of $10.0 million (“Final Term Loan”). The maturity date was closing date of the Merger Agreement.

As a result of the Business Combination, on the Closing Date, the Company paid in full the 2022 B. Riley Term Loan and the accrued interest with the proceeds of the Merger.

2021 Cox Convertible Promissory Notes

As explained in further detail in Note 8, Debt, of the notes to the consolidated financial statements, in August 2021, we entered into an agreement with Cox, to which we sold convertible promissory notes of $10.0 million. Cox also purchased an additional $5.0 million in convertible promissory notes in October 2021. The maturity date of the notes was the earliest of December 15, 2023 or various other conditions outlined in the Notes 7, Debt, of the notes to the consolidated financial statements, one of which is the consummation of the Business Combination. These convertible promissory notes, which could not be prepaid without consent of the holder, bore interest at a rate of 10.00% per annum and were secured against substantially all of our assets.

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

Other Contractual Obligations, Commitments and Contingencies

We may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. Legal settlements were immaterial for the year ended December 31, 2022. Legal settlements recorded were $0.2 million for the year ended December 31, 2021.

Our future contractual commitments related to future minimum payments for non-cancelable operating lease obligations at December 31, 2023 are $1.6 million, $1.1 million for 2024, and $0.0 million for 2025 and thereafter.

Cash Flows — The year ended December 31, 2022 and December 31, 2021

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2022	2021	$ Change	% Change
Net cash used in operating activities	$(54,283)	$(25,180)	(29,103)	(115.6)%
Net cash used in investing activities	(4,814)	(1,705)	(3,109)	(182.3)%
Net cash provided by financing activities	79,286	40,072	39,214	97.9%
Net increase in cash and restricted cash	20,189	13,187	7,002	53.1%
Cash and restricted cash, beginning of period	17,618	4,431	13,187	297.6%
Cash and restricted cash, end of period	$37,807	$17,618	20,189	114.6%

Cash Flows Used in Operating Activities

We used $29.5 million more in cash for operating activities in the year ended December 31, 2022 compared with the year ended December 31, 2021. This change was largely related to the changes in net loss of $168.5 million explained in the “Results of Operations” section, offset by the impact of various non-cash charges of $133.1 million explained in further detail below.

Net cash used in operating activities was $54.3 million for the year ended December 31, 2022. Our net loss of $168.5 million was partially comprised of non-cash charges: loss on debt extinguishment of $115.3 million, interest expenses of $4.9 million, stock-based compensation expense of $10.2 million, depreciation and amortization of $1.8 million, impairments to content assets of $1.1 million, bad debt expense of $0.4 million. Additionally, during the year ended December 31, 2022, changes in operating assets and liabilities increased cash flows used in operations by $19.7 million, primarily due to a combination of a decrease in accounts receivable and contract assets of $4.4 million, an increase in prepaid expenses and other assets of $9.8 million, a decrease in accounts payable and accrued expenses of $19.0 million, and partially offset by a decrease in contract liabilities of $4.4 million.

Net cash used in operating activities was $25.2 million for the year-ended December 31, 2021. Our net loss of $36.9 million was partially offset by non-cash interest expenses of $5.5 million, stock-based compensation expense of $1.6 million, depreciation and amortization of $1.0 million, and additions to content assets of $0.5 million. Additionally, during the year-ended December 31, 2021, changes in operating assets and liabilities used cash flows from operations of $4.0 million, primarily due to an increase in accounts receivable, contract assets, and prepaid expenses of $4.2 million, $2.8 million, and $0.5 million, respectively, as well as an increase in accounts payable and accrued expenses of $4.7 million and contract liabilities of $6.8 million.

Cash Flows Used in Investing Activities

We used $3.1 million more in cash for investing activities in the year ended December 31, 2022 compared with the year ended December 31, 2021 primarily due to increase in purchases of property, plant and equipment of $3.4 million offset by purchases of intangible assets of $0.2 million.

Net cash used in investing activities of $4.8 million for the year ended December 31, 2022 was due to purchases and leasehold improvements of property, plant and equipment of $4.1 million and purchases of intangible assets of $0.7 million.

Net cash used in investing activities of $1.7 million for the year-ended December 31, 2021, was primarily due to purchases of property, plant, and equipment of $0.7 million, purchases of intangible assets of $0.8 million, and issuances of notes receivable of $0.1 million.

Cash Flows Provided by Financing Activities

We generated $39.2 million more cash from financing activities in the year ended December 31, 2022 compared with the year ended December 31, 2021, primarily due to an increase from proceeds from the recapitalization of BRPM shares, net of BRPM transaction costs, of $164.6 million, proceeds from PIPE offering of $100.0 million, proceeds from issuance of term loan of $20.0 million, a decrease in payment of debt issuance costs of $0.3 million, proceeds from the issuance of common stock in connection with the exercise of stock options of $0.2 million, and partially offset by a decrease from payments for redemptions of BRPM shares of $159.0 million, a decrease in proceeds from issuance of convertible debt of $35.7 million, payments of transaction fees by Legacy FaZe of $25.1 million and payments of loan principal of $20.7 million.

Net cash provided by financing activities of $79.7 million for the year ended December 31, 2022 was primarily due to proceeds from recapitalization of BRPM shares, net of BRPM transaction costs, of $5.7 million, proceeds from PIPE offering of $100.0 million, proceeds from issuance of term loan of $20.0 million, proceeds from the issuance of common stock in connection with the exercise of stock options of $0.2 million, and partially offset by payments of transaction fees by Legacy FaZe of $25.1 million, and payments of loan principal of $21.1 million.

Net cash provided by financing activities of $40.1 million for the year-ended December 31, 2021, was primarily due to proceeds from the issuance of convertible debt of $40.7 million, partially offset by payments on loan principal of $0.4 million and debt issuance costs of $0.3 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 3, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements. Our critical accounting policies are described below.

Revenue Recognition and Contract Balances

Effective January 1, 2019, we adopted the new accounting standard and related amendments, using the modified retrospective transition method for all contracts. Based on our assessment, the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”) did not have a material impact to the Company’s consolidated financial statements and there were no material differences between the Company’s adoption of ASC 606 and its historic accounting under ASC 605, Revenue Recognition. For further information regarding the impact of the adoption of this standard refer to Note 3, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements.

The below describes our revenue recognition policies and significant judgments in further detail:

Brand Sponsorships

The Company offers advertisers a full range of promotional initiatives, including but not limited to online advertising, livestream announcements, content generation, social media posts, logo placement on the Company’s official merchandise, and special appearances of members of the Company’s talent roster. The Company’s brand sponsorship agreements may include multiple services that are capable of being individually distinct, however the intended benefit is an association with the Company’s brand and the services are not distinct within the context of the contracts. Revenues from brand sponsorship agreements are recognized ratably over the contract term. Payment terms and conditions vary, but payments are generally due periodically throughout the term of the contract. In instances where the timing of revenue recognition differs from the timing of billing, management has determined the brand sponsorship agreements generally do not include a significant financing component.

Content

The Company and our talent roster generate and produces original content which the Company monetizes through Google’s AdSense service. Revenue is variable and is earned when the visitor views or “clicks through” on the advertisement. The amount of revenue earned is reported to the Company monthly and is recognized upon receipt of the report of viewership activity. Payment terms and conditions vary, but payments are generally due within 30 to 45 days after the end of each month.

The Company grants exclusive licenses to customers for certain content produced by the Company’s talent. The Company grants the customer a license to the intellectual property, which is the content and its use in generating advertising revenues, for a pre-determined period, for an amount paid by the customer, in most instances, upon execution of the contract. The Company’s only performance obligation is to license the content for use in generating advertising revenues, and recognizes the full contract amount at the point at which the Company provides the customer access to the content, which is at the execution of the contract. The Company has no further performance obligations under these types of contracts and does not anticipate generating any additional revenue from these arrangements apart from the contract amount.

Principal Versus Agent Considerations

A significant amount of the Company’s brand sponsorship and content revenues are generated from the Company’s talent, who are under multi-year contracts. The Company’s talent consists of highly trained independent contractors, whose compensation is tied to the revenue that they generate. Management has evaluated the terms of the Company’s brand sponsorship and content agreements and has concluded the Company is the principal. Brand sponsorship and content revenues are reported on a gross basis, while revenue-sharing and other fees paid to the Company’s talent are recorded as cost of revenues. The Company owns the brand and intellectual property, takes primary responsibility for delivery of services, and exercises control over content generation and monetization. The Company contracts directly with Google on its Company operated channels, and the talent contracts directly with Google on their own channels. As part of the Company’s contracts with its talent, the Company agrees to serve as the talent’s management company as it relates to specific type of work the talent may perform, including content creation and advertising revenue generated from the content. While the talent owns the content they create while they are under contract with the Company, the talent grants the Company an exclusive perpetual license to the content, and the Company grants limited usage rights of that content back to the talent, conditional upon them complying with their contract. Furthermore, all income earned from services provided by the talent related to gaming, Esports, content creation, or the business of the Company, which includes revenue from advertising via talent content, is subject to the talent agreement and is payable to the Company. In addition, the Company’s contracts with its talent specify rules and restrictions on the content the talent can create and post. As such, through its contracts with talent, the Company is the principal because the Company is the entity exercising primary control over the content generated in the YouTube channels being monetized.

Consumer Products

The Company earns consumer products revenue from sales of the Company’s consumer products on the Company’s website or at live or virtual events. Revenues are recognized at a point in time, as control is transferred to the customer upon shipment. The Company offers customer returns and discounts through a third-party distributor and accounts for this as a reduction to revenue. The Company does not offer loyalty programs or other sales incentive programs that are material to revenue recognition. Payment is due at the time of sale. The Company has outsourced the design, manufacturing, fulfillment, distribution, and sale of the Company’s consumer products to a third party in exchange for royalties based on the amount of revenue generated. Management evaluated the terms of the agreement to determine whether the Company’s consumer products revenues should be reported gross or net of royalties paid. Key indicators that management evaluated in determining whether the Company is the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

●	the Company is the party that is primarily responsible for fulfilling the promise to provide the specified good or service,

●	the Company has inventory risk before the good is transferred to the customer, and

●	the Company is the party that has discretion in establishing pricing for the specified good or service.

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

Transaction Price Allocated to the Remaining Performance Obligations

For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of December 31, 2022 were not material.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity, and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are accounted for as equity-classified are further discussed in Note 9, Equity, of the notes to the consolidated financial statements. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities in the Consolidated Statements of Operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs as further discussed in Note 7, Private Placement Warrants and Recurring Fair Value Measurements, of the notes to the consolidated financial statements.

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

We specifically determine the fair value of FaZe stock options using the Black-Scholes-Merton option pricing model, which is impacted by the following assumptions:

●	Expected Term — We use the simplified method when calculating the expected term due to insufficient historical exercise data.

●	Expected Volatility — As our stock has recently become publicly traded, the volatility is based on a benchmark of comparable companies within our peer group.

●	Expected Dividend Yield — The dividend rate used is zero as we have never paid cash dividends on our Common Stock and do not anticipate doing so in the foreseeable future.

●	Risk-Free Interest Rate — The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon instrument with an equivalent remaining term equal to the expected life of the award.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of “more likely than not” that they will be realized in the future, a valuation allowance is recorded. We have considered our history of cumulative tax and book losses incurred since inception, and other positive and negative evidence, and have concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of December 31, 2022 or as of December 31, 2021.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense, if applicable income tax returns remain open for examination by applicable authorities, generally three years from filing for federal and four years for state. We would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2022.

Recently Adopted and Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements, for recently adopted accounting pronouncements and recently issued accounting pronouncements that may have an impact on future results but that have not yet adopted as of the date of the consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FaZe Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FaZe Holdings Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2022, using the modified retrospective approach.

As discussed in Note 3 to the financial statements, the Company also changed its reporting of certain talent costs and amortization of talent acquisition costs effective January 1, 2021, using the retrospective approach.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Costa Mesa, California

April 4, 2023

FaZe Holdings Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$37,207	$17,018
Accounts receivable, net	8,525	6,266
Contract assets	6,223	4,118
Inventory	—	6
Content asset, net	—	474
Prepaid expenses and other assets	6,768	6,190
Total Current Assets	58,723	34,072
Restricted cash	600	600
Property, equipment and leasehold improvements, net	3,821	925
Operating lease right-of-use assets	2,693	—
Intangible assets, net	848	738
Other long-term assets	553	733
TOTAL ASSETS	$67,238	$37,068
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$14,397	$28,381
Short-term debt	—	3,148
Contract liabilities	3,494	7,902
Operating lease liabilities, current	1,488	—
Other current liabilities	—	7
Total Current Liabilities	19,379	39,438
Long-term debt, net of discounts (Note 5)	—	70,854
Warrant liabilities	24	—
Operating lease liabilities, non-current	1,084	—
Total Liabilities	20,487	110,292
COMMITMENTS AND CONTINGENCIES (Note 11)
MEZZANINE EQUITY:
Series A preferred stock, $0.00001 par value, 3,545,529 shares authorized at December 31, 2022 and 2021, respectively, zero share and 3,237,800 shares issued and outstanding at December 31, 2022 and 2021, respectively.	—	33,705
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 1,000,000 shares of the Company’s preferred stock authorized at December 31, 2022; zero share of the Company’s preferred stock issued and outstanding at December 31, 2022	—	—
Common stock, $0.0001 par value at December 31, 2022 and December 31, 2021, respectively; 500,000,000 and 71,033,146 shares of common stock authorized at December 31, 2022 and December 31, 2021, respectively; 71,551,887 and 18,841,538 shares of common stock issued and outstanding at December 31, 2022 and December 31, 2021, respectively	7	2
Additional paid-in capital	327,686	5,477
Accumulated deficit	(280,942)	(112,408)
Total Stockholders’ Equity (Deficit)	46,751	(106,929)
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$67,238	$37,068

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per-share information)

	Years Ended
	December 31,
	2022	2021
Revenues	$70,021	$52,852
Cost of revenues	54,876	43,876
Gross profit	15,145	8,976
Operating expenses:
General and administrative	59,436	37,078
Sales and marketing	3,307	3,352
Impairment of content assets	1,073	—
Loss from operations	(48,671)	(31,454)
Other expense:
Interest expense, net	4,483	5,467
Change in fair value of warrant liabilities	(90)	—
Loss on debt extinguishment	115,292	—
Other, net	178	(55)
Total other expense:	119,863	5,412
Net loss	$(168,534)	$(36,866)
Net loss per common share - basic and diluted	$(4.23)	$(1.92)
Weighted-average number of common shares outstanding - basic and diluted	39,872,308	19,187,873

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except shares and per-share information)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	16,470,897	$2	$3,084	$(75,542)	$(72,456)
Issuance of common stock options and stock option reprice	—	—	1,635	—	1,635
Issuance of restricted stock awards	—	—	2	—	2
Issuance of common stock	2,226,683	—	720	—	720
Issuance of common stock upon vesting of restricted stock awards	50,028	—	—	—	—
Exercise of stock option	93,930	—	36	—	36
Net loss	—	—	—	(36,866)	(36,866)
Balance at December 31, 2021	18,841,538	$2	$5,477	$(112,408)	$(106,929)
Stock based compensation expense	—	—	10,167	—	10,167
Issuance of common stock in connection with litigation settlement	28,994	—	294	—	294
Issuance of common stock upon vesting of restricted stock awards	1,466,639	—	—	—	—
Exercise of stock option	576,426	—	220	—	220
Exercise of common and preferred warrants	2,332,127	—	101	—	101
Conversion of preferred stock to FaZe common stock	7,209,555	1	33,704	—	33,705
Conversion of convertible debt to FaZe common stock	19,545,406	2	195,115	—	195,117
Issuance of earn-out shares	5,312,098	1	—	—	1
Conversion of B Riley Class B stock to FaZe common stock	4,832,500	—	—	—	—
Recapitalization transaction, net of equity issuance costs	1,366,604	—	(17,391)	—	(17,391)
Proceeds from PIPE offerings	10,000,000	1	99,999	—	100,000
Net loss	—	—	—	(168,534)	(168,534)
Balance at December 31, 2022	71,511,887	$7	$327,686	$(280,942)	$46,751

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,534)	$(36,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	441	75
Additions to content asset	(599)	(474)
Depreciation & amortization expense	1,837	1,021
Amortization of operating lease right of use assets	1,338	—
Content asset impairments	1,073	—
Stock-based compensation expense	10,167	1,637
Change in fair value of warrant liabilities	(90)
Non-cash interest expense	4,493	5,467
Loss on debt extinguishment	115,292	—
Other	(37)	(73)
Change in operating assets and liabilities:
Accounts receivable	(2,698)	(4,174)
Inventory	6	53
Prepaid expenses and other assets	9,824	(481)
Contract assets	(2,105)	(2,770)
Accounts payable and accrued expenses	(18,997)	4,685
Contract liabilities	(4,408)	6,790
Other current liabilities	(7)	(70)
Operating lease liabilities	(1,279)	—
NET CASH USED IN OPERATING ACTIVITIES	(54,283)	(25,180)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,148)	(730)
Purchase of intangible assets	(666)	(840)
Issuance of note receivable	—	(135)
NET CASH USED IN INVESTING ACTIVITIES	(4,814)	(1,705)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of loan principal	(21,123)	(385)
Proceeds from issuance of loans payable	20,000	—
Proceeds from issuance of convertible debt	—	40,675
Issuance of common stock in connection with exercise of stock options	220	36
Payments of transaction fees by Legacy FaZe	(25,146)	—
Proceeds from recapitalization of B. Riley 150, net of B. Riley 150 redemptions and transaction costs	5,654	—
Proceeds from PIPE offering	100,000	—
Proceeds from exercise of preferred and common warrants	101	—
Short-term debt	(420)	—
Payment of debt issuance costs	—	(254)
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,286	40,072
NET CHANGE IN CASH AND RESTRICTED CASH	20,189	13,187
Cash and restricted cash at beginning of period	17,618	4,431
CASH AND RESTRICTED CASH AT END OF PERIOD	$37,807	$17,618
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash	$37,207	$17,018
Restricted cash	600	600
Cash and restricted cash	$37,807	$17,618
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$3,027	$—
SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with litigation settlement	$294	$720
Capitalization of deferred transaction costs included in accounts payable	$—	$4,899
Purchase of property, plant and equipment in accrued expenses	$28	$—
Conversion of convertible notes and accrued interest into common stock under original contractual terms	$195,177	$—
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	$33,705	$—
Issuance of earnout shares	$1	$—

The accompanying notes are an integral part of these financial statements

FAZE HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

1.	DESCRIPTION OF THE BUSINESS

FaZe Holdings Inc. (“FaZe” or the “Company”), is a lifestyle and media platform rooted in gaming and youth culture. The Company’s premium brand, talent network, and large audience can be monetized across a variety of products and services.

On July 19, 2022 (the “Closing Date”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of October 24, 2021 (as amended in December 2021 and March 2022), by and among B. Riley 150 Merger Corp. (“B. Riley 150”), a special purpose acquisition company, and BRPM Merger Sub, Inc., a directly wholly owned subsidiary of B. Riley 150 (“Merger Sub”) and FaZe Clan, Inc. (“Legacy FaZe”), the parties consummated the merger of Merger Sub with and into Legacy FaZe, with Legacy FaZe continuing as the surviving corporation (the “Merger”), as well as the other transactions contemplated by the Merger Agreement (the Merger and such other transactions, the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), Legacy FaZe became a wholly owned subsidiary of B. Riley 150, which changed its name to “FaZe Holdings Inc.” The Merger is further described in Note 4, Business Combination.

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

2.	LIQUIDITY

As shown in the accompanying consolidated financial statements, the Company has incurred significant recurring losses resulting in an accumulated deficit. The Company anticipates further losses in the development of its business. The Company also had negative cash flows used in operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Based on its cash resources and positive working capital as of December 31, 2022, the Company has sufficient resources to fund its operations at least until the end of April 3, 2024. The positive working capital as of December 31, 2022 was mainly due to funds from the PIPE offering and from the business combination. Absent generation of sufficient revenue from the execution of the Company’s business plan, the Company will need to obtain debt or equity financing by April 3, 2024. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts and operations of the Company. All intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in accordance with U.S. GAAP The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Principles of consolidation

The consolidated financial statements include the accounts of FaZe Holdings Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Voluntary Change in Accounting Principle

During the year ended December 2022, we made a voluntary change in accounting principle to classify certain talent costs and talent acquisition amortization costs reported in prior periods have been reclassified from general and administrative to cost of goods sold to conform with the current presentation, to better identify costs related to revenue generation. In accordance with U.S. GAAP, the change has been reflected in the consolidated statements of operations through retrospective application.

	For the twelve months ended December 31, 2021
(in thousands)	Prior to change	Effect of Change	As Adjusted
Cost of revenues	$41,553	$2,323	$43,876
General and administrative	39,401	(2,323)	37,078
Gross profit	11,299	(2,323)	8,976

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements. The inputs into certain of these estimates and assumptions include the consideration of the economic impact of the COVID-19 pandemic. Significant estimates include revenue recognition, allowance for doubtful accounts, warrant liabilities, valuation of the Company’s common stock before the Business Combination, stock-based compensation expense, and income taxes. These estimates generally involve complex issues and require management to make judgments, involve analysis of historical and future trends, can require extended periods of time to resolve, and are subject to change from period to period. In all cases, actual results could differ materially from management’s estimates.

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

Content Asset, net

The Company produces programming content which it plans to broadcast on online video and streaming platforms. Costs of produced content consist of development and production costs. These costs are capitalized as “Content Asset, net” on the Consolidated Balance Sheets.

Each title is predominantly monetized on its own. At the specific title level, the Company tests the content asset for impairment when events and circumstances indicate that its fair value may be less than its unamortized cost. If the carrying value of a content asset exceeds its estimated fair value, an impairment charge will be recorded in the amount of the difference.

In April 2022, the Company performed an evaluation of its content asset and determined that the underlying programming of the content asset will not be released. In addition, the Company determined that the content asset has no further utility. Accordingly, the Company recorded an impairment loss of $1.1 million to write off the entire carrying value of content asset. As such, the Company has no content asset balance as of December 31, 2022. Content asset balance as of December 31, 2021 was $0.5 million.

The Company’s policy is to amortize the content asset once the content airs. Given that the content was fully written off prior to airing, no amortization expense was recorded for the years ended December 31, 2022 and 2021. The Company does not own any purchased or licensed programming content.

Exploitation costs such as marketing, advertising, publicity, promotion, and other distribution expenses directly connected with the distribution of the content asset are expensed as incurred.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Cost includes expenditures for furniture, computer equipment, vehicles, leasehold improvements, and other assets. Maintenance and repairs are charged to expense as incurred. When assets are sold, retired, or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations. The costs of fixed assets are depreciated using the straight-line method over the estimated useful lives or lease life of the related assets.

Revenue Recognition and Contract Balances

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

The Company generally records a receivable related to revenue when the Company has an unconditional right to invoice and receive payment. Contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized, including management’s estimate of variable consideration that has been included in the transaction price exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time. These contract assets are reclassified to receivables when the right to consideration becomes unconditional. For the year ending December 31, 2022, and 2021, no impairment was recorded from contract assets.

The Company’s allowances for doubtful accounts are typically immaterial and, if required, are based on management’s best estimate of expected credit losses inherent in the Company’s accounts receivable balance.

Contract liabilities are recorded in the event that the Company bills for services in advance of the time the services are performed, or when cash payments are received or due in advance of satisfying the Company’s performance obligations, even if amounts are refundable. Contract liabilities recorded at December 31, 2022, and December 31, 2021, represent the Company’s accounting for the timing difference between when the customer is billed or funds are received and when the performance obligation is satisfied. During the year ended December 31, 2022 and 2021, the Company recognized $7.8 million and $0.8 million as revenue that was relating to the contract liability balance as of January 1, 2022 and 2021, respectively.

The following table disaggregates the Company’s revenue by major type for the year ended December 31, 2022, and 2021:

	(in thousands)
	Year ended December 31,
	2022	2021
Brand sponsorships	$42,096	$24,867
Content	14,497	16,068
Consumer products	3,455	5,751
Esports	9,385	5,846
Other	588	320
Total revenue	$70,021	$52,852

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

Consumer Products

The Company earns consumer products revenue from sales of the Company’s consumer products on the Company’s website or at live or virtual events. Revenues are recognized at a point in time, as control is transferred to the customer upon shipment. The Company offers customer returns and discounts through a third-party distributor and accounts for this as a reduction to revenue. The Company does not offer loyalty programs or other sales incentive programs that are material to revenue recognition. Payment is due at the time of sale. The Company has outsourced the design, manufacturing, fulfillment, distribution, and sale of the Company’s consumer products to a third party in exchange for royalties based on the amount of revenue generated. Management evaluated the terms of the agreement to determine whether the Company’s consumer products revenues should be reported gross or net of royalties paid. Key indicators that management evaluated in determining whether the Company is the principal in the sale (gross reporting) or an agent (net reporting) include, but are not limited to:

●	the Company is the party that is primarily responsible for fulfilling the promise to provide the specified good or service,

●	the Company has inventory risk before the good is transferred to the customer, and

●	the Company is the party that has discretion in establishing pricing for the specified good or service.

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

Transaction Price Allocated to the Remaining Performance Obligations

For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2022, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of December 31, 2022 were not material.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity, and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are accounted for as equity-classified are further discussed in Note 9, Equity. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities in the Consolidated Statements of Operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs as further discussed in Note 7, Private Placement Warrants and Recurring Fair Value Measurements.

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

Level 1: Quoted prices in active markets for identical assets or liabilities

Level 2: Quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities

Level 3: Unobservable inputs which are supported by little or no market activity

The carrying amount of the Company’s financial instruments, including cash, accounts receivable, notes receivable, and accounts payable, approximate fair value due to their short-term nature.

The Company’s private placement warrants (the “Private Placement Warrants”) are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Consolidated Balance Sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Consolidated Statements of Operations.

See Note 7, Private Placement Warrants and Recurring Fair Value Measurements, for additional information on the Company’s liabilities measured at fair value.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted average shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted-average shares of the Company’s common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share. As the Company has incurred losses in all periods presented, all potentially dilutive securities are antidilutive. See Note 13, Loss Per Share, for additional information on dilutive securities.

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

As of December 31, 2022 and December 31, 2021, the Company did not have material assets located outside of the United States. For the years ended December 31, 2022 and 2021, the Company had $1.8 million and $4.0 million of revenue, respectively, earned outside of the United States.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. The ASU is effective for interim and annual periods beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company adopted the standard with an effective date of January 1, 2022 using the modified retrospective approach. The adoption of this ASU impacted the Company’s accounting for the conversion of convertible debt under original contractual terms at the Merger on July 19, 2022 as discussed in Note 8, Debt.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments are designed to clarify an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity- classified after modification or exchange. The ASU provides guidance on how an issuer would measure and recognize the effects of these transactions. The standard provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The ASU is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted the standard with an effective date of January 1, 2022. The adoption of this ASU did not have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU assets”) asset and a lease liability for all leases with terms greater than 12 months and requires disclosures by lessees and lessors about the amount, timing, and uncertainty of cash flows arising from leases. After the issuance of ASU 2016-02, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. The ASU is effective for annual periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

The Company adopted ASC 842 as of January 1, 2022 using the optional transition method to apply the standard as of the effective date. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of the new standard to all comparative periods presented.

The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. The Company elected to utilize the practical expedient to not separate lease and non-lease components for all its existing leases. The Company has also elected not to present short-term leases on the condensed consolidated balance sheet as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, it used its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Adoption of the new lease standard on January 1, 2022 had a material impact on the Company’s consolidated financial statements. The most significant impacts related to the recognition of ROU assets of $2.7 million and lease liabilities of $2.6 million for operating leases on the condensed consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The standard did not materially impact the Company’s consolidated statement of operations and consolidated statement of cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic-740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting data based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgements used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

4.	BUSINESS COMBINATION

As discussed in Note 1, Description of the Business, on July 19, 2022, the Business Combination was consummated. The following transactions occurred in connection with the Business Combination:

●	Redemption of 15,883,395 shares of B. Riley 150 public shares that occurred subsequent to B. Riley 150 stockholders exercising their right to redeem public shares for their pro rata share of the trust account;

●	10,000,000 shares of the Company’s common stock at a purchase price of $10.00 per share were sold and issued for an aggregate purchase price of $100.0 million pursuant to the subscription agreements entered in connection with the PIPE investment, including purchases made by the Company PIPE investor, sponsor related PIPE investors, and third-party investors, and inclusive of shares issued to the sponsor pursuant to the backstop commitment under the sponsor support agreement, representing the portion of the PIPE investment not purchased by third-party investors;

●	525,782 shares of Legacy FaZe’s options to its executives, 1,450,914 shares of Legacy FaZe options, representing 75% of the unvested Legacy FaZe’s options outstanding under its existing incentive plans that remain unvested as of the effective time were vested;

●	42,441 shares of the Company’s restricted stock awards were vested at the Closing, pursuant to existing contractual terms. In addition, 923,886 shares of the Company’s restricted stock awards vested 90 days after the Closing, pursuant to amendments to certain restricted stock awards entered prior to the Closing;

●	1,047,623 shares of Legacy FaZe’s warrants (including 292,790 shares of preferred stock warrants and 754,833 shares of common stock warrants) were exercised into Legacy FaZe’s common stock and preferred stock, respectively;

●	3,237,800 shares of Legacy FaZe’s preferred stock were converted into Legacy FaZe common stock on a one-to-one basis;

●	$72.9 million of Legacy FaZe’s convertible debt (including 2021 Cox Convertible Promissory Notes, 2021 Convertible Promissory Notes, 2020 Secured Convertible Note Purchase Agreements and Secured Convertible Promissory Notes, and 2020 Convertible Promissory Notes) were converted into Legacy FaZe common stock, with $6.9 million accrued interest converted into the common stock, and $2.6 million accrued interest settled in cash;

●	All 22,902,063 shares of issued and outstanding Legacy FaZe’s common stock (including shares of its common stock issued pursuant to the exercise of common stock and preferred stock purchase warrants and the conversion of its convertible debts and the preferred stocks) were surrendered and exchanged into 50,995,637 shares of the Company’s common stock calculated using the Equity Value Exchange Ratio;

●	The Company entered into earn-out agreements to remove restrictions of legally outstanding shares if certain share price milestones are achieved. Refer to Note 9, Equity; and

●	The Company assumed public and private placement warrants from B. Riley 150. Refer to Note 9, Equity, for the public warrants (the “Public Warrants”) and Note 7, Private Placement Warrants and Recurring Fair Value Measurements, for the Private Placement Warrants.

As of the Closing Date and following the completion of the Business Combination, the Company had the following outstanding securities:

●	70,132,639 shares of common stock, with a par value of $0.0001 per share.

●	5,923,333 warrants, consisting of 5,750,000 Public Warrants and 173,333 Private Placement Warrants.

As a result of the Business Combination, Legacy FaZe received net cash consideration of $57.8 million. Legacy FaZe and B. Riley 150 incurred costs that were considered direct and incremental costs associated with the transaction. These costs amounted to $25.9 million and were treated as a reduction of additional paid-in capital.

Cash flows provided to or paid by Legacy FaZe or the Company in connection with the Business Combination are included in the Company’s Consolidated Statements of Cash Flows as financing activities.

5.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements as of December 31, 2022 and December 31, 2021 consisted of the following:

	(in thousands)
	December 31,	December 31,
	2022	2021
Furniture / Fixtures	$897	$159
Computer equipment	3,640	708
Vehicles	106	106
Leasehold improvements	801	731
Subtotal	5,444	1,704
Less: Accumulated depreciation	(1,623)	(779)
Property, equipment and leasehold improvements, net	$3,821	$925

Depreciation expense totaled $1.3 million and $0.5 million for the year ended December 31, 2022 and 2021, respectively, During the year ended December 31, 2022, the Company disposed of certain leasehold improvements that were fully depreciated at the time of disposal, and there was no gain or loss on disposal.

6.	INTANGIBLE ASSETS

Intangible assets as of December 31, 2022 and December 31, 2021 consisted of the following:

		(in thousands)
		Gross		Net
		Carrying	Accumulated	Carrying
As of December 31, 2022	Useful Life	Value	Amortization	Value

Website development	3 years	$377	$175	$202
Talent acquisition	2 – 3 years	1,201	555	646
Intangible assets, net		$1,578	$730	$848

		(in thousands)
		Gross		Net
		Carrying	Accumulated	Carrying
As of December 31, 2021	Useful Life	Value	Amortization	Value

Website development	3 years	$211	$75	$136
Talent acquisition	2 – 3 years	1,653	1,051	602
Intangible assets, net		$1,864	$1,126	$738

Amortization expense totaled $0.6 million and $0.5 million for the year ended December 31, 2022 and 2021, respectively.

The following table presents the estimated future amortization of intangible assets:

Years ending December 31,	(in thousands)
2023	$478
2024	332
2025	38
2026	—
Total future amortization of amortizable intangible assets	$848

During the year ended December 31, 2022, the Company removed $1.0 million of intangible assets, that were fully amortized from intangible assets and accumulated amortization, and there was no gain or loss on the removal. The Company did not have any fully amortized intangible assets as of December 31, 2022.

7.	PRIVATE PLACEMENT WARRANTS AND RECURRING FAIR VALUE MEASUREMENTS

Warrant Liability

Prior to the Business Combination, B. Riley 150 issued 173,333 Private Placement Warrants with an exercise price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, as described in Note 9, Equity, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) were not transferable, assignable or salable until August 18, 2022 and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. The sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants can be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. Upon the Closing of the Business Combination, the Company has determined that the Private Placement Warrants are classified as liabilities and marked to market at each reporting period.

A Black-Scholes model is used to value the Private Placement Warrants at each reporting period. The change in fair value of warrants is recognized as part of change in fair value of warrant liabilities in the Consolidated Statements of Operations. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate, discount rate and dividend yield. The Company estimates the volatility of its common stock based on a binomial lattice model using the stock price and the price of the Public Warrants as of the valuation date, risk-free interest rate, and the expected life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero- coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the Private Placement Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The key inputs into the Black-Scholes model in determining the fair value of the Private Placement Warrants were as follows at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Risk-free interest rate	4.0%	1.3%
Expected term (years)	4.5	5.5
Expected volatility	53.3%	18.5%
Exercise price	$11.50	$11.50
Dividend yield	0	0

The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability since the Closing Date:

(in thousands)
Warrant liabilities at July 19, 2022	$114
Change in fair value of warrant liabilities	(90)
Warrant liabilities at December 31, 2022	$24

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. As of December 31, 2021, no assets and liabilities were measured at fair value on a recurring basis.

	(in thousands)
		Quoted Prices in	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Observable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Private Placement Warrants	$24	$—	$—	$24
Total	$24	$—	$—	$24

8.	DEBT

As of December 31, 2022, there is no debt outstanding as all outstanding debts have been paid off or converted into Legacy FaZe common stock and eventually to Company common stock as a result of the Business Combination. Debt as of December 31, 2021 consisted of the following:

	(in thousands)
				Unamortized	Net
	Unpaid	Short-	Long-	Issuance	Carrying
As of December 31, 2021	Principal	term	term	Costs	Value

2021 Cox Convertible Promissory Note	$15,000	$—	$15,000	$—	$15,000
2021 Convertible Promissory Notes	675	—	675	—	675
2020 Secured Convertible Promissory Note	55,000	—	55,000	(358)	54,642
2020 Convertible Promissory Notes	2,525	2,025	500	—	2,525
2020 PPP Loan	1,123	1,123	—		1,123
Other loans	37	—	37	—	37
Total principal amount outstanding	$74,360	$3,148	$71,212	$(358)	$74,002

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

As a result of the Business Combination, on the Closing Date, $54.7 million of Legacy FaZe’s 2020 Secured Convertible Note Purchase Agreements and Secured Convertible Promissory Notes, with $5.3 million accrued interest, were converted into 15,769,002 shares of the Company’s common stock. In addition, $2.6 million of accrued interest was settled by cash. Upon the conversion of such debts under the Merger Agreement terms, approximately $112.9 million of loss on debt extinguishment was recognized in the year ended December 31, 2022.

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

As a result of the Business Combination, on the Closing Date, $2.5 million of Legacy FaZe’s 2020 Convertible Promissory Notes, with $0.2 million accrued interest, were converted into 546,220 shares of the Company’s common stock. Upon the conversion of such debts under the Merger Agreement terms, approximately $2.4 million of loss on debt extinguishment was recognized in the year ended December 31, 2022.

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

Interest Expense

Interest expense for the year ended December 31, 2022 and 2021 was $4.5 million and $5.5 million, respectively, includes $0.1 million and $0.1 million of amortization of debt issuance costs, respectively.

9.	EQUITY

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

The Company had 3,237,800 shares of Legacy FaZe’s preferred stock issued and outstanding as of December 31, 2021. As a result of the Business Combination, 3,237,800 shares of Legacy FaZe’s preferred stock outstanding as of the Closing Date were converted into shares of Legacy FaZe’s common stock on a one-to-one basis. As of December 31, 2022, the Company had no shares of preferred stock issued and outstanding.

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

The Company had 71,511,887 of common stock and 8,461,706 shares of Legacy FaZe’s common stock issued and outstanding as of December 31, 2022 and December 31, 2021 respectively.

Earn-out Shares

As a result of the Business Combination, a number of the Company’s common stock (the “Seller Earn Out”) equal to 6% of the sum of i) the total number of the Company’s common stock issued and outstanding as of immediately after the Closing and ii) the total number of shares of the Company’s common stock equal to the product of the total number of net vested company option shares calculated as of immediately prior to the Closing and the Equity Value Exchange Ratio were issued and is subject to vesting and forfeiture conditions upon reaching certain volume-weighted average price (“VWAP”) per share during the period commencing 90 days after the Closing Date and ending five years after the Closing Date (“Earn-out Period”). Among other things further disclosed in the Merger Agreement, if the following events (“Trigger Event”) occurs on or before the five-year anniversary of the Business Combination:

●	the VWAP per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $12.00 for any 20 trading days within any period of 30 consecutive trading days, one-third (“First Target Earn- Out Shares”) shall immediately vest and no longer be subject to the forfeiture conditions;

●	the VWAP per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $14.00 for any 20 trading days within any period of 30 consecutive trading days, one-third (“Second Target Earn-Out Shares”) shall immediately vest and no longer be subject to the forfeiture conditions;

●	the VWAP per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $16.00 for any 20 trading days within any period of 30 consecutive trading days, one-third (“Third Target Earn-Out Shares”) shall immediately vest and no longer be subject to the forfeiture conditions;

●	in the event of a sale during the Earn-out Period, to the extent that the holders of the Company’s common stock receive sale price that is greater than or equal to the applicable closing price, any Earn-out Shares that have not previously vested shall be deemed to have vested immediately prior to the closing of such sale, and the holders of any Earn-out Shares deemed vested shall be eligible to participate in such sale with respect to the sponsor Earn-out Shares on the same terms, and subject to the same conditions, as apply to the holders of the Company’s common stock. Upon the consummation of the sale, the Earn-out Period shall terminate.

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

As of December 31, 2022, the Earn-Out Period had begun but vesting conditions had not yet been met.

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

As of December 31, 2022, all 5,750,000 Public Warrants remain outstanding.

10.	STOCK COMPENSATION EXPENSE

2022 Omnibus Incentive Plan

On October 24, 2021, the stockholders of the Company approved the 2022 Omnibus Incentive Plan (the “OIP”), which became effective as of the Closing Date of the Business Combination. The OIP allows grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stocks, restricted stock units, stock bonuses, other stock-based awards, cash awards, and substitute awards (“the “OIP Awards”) to selected officers, employees, partners, non-employee directors, independent contractors, and consultants. The Company has 12,358,689 shares of common stock, $0.0001 par value per share, reserved for issuance pursuant to awards that may be granted under OIP. As of December 31, 2022, 655,000 shares of the Company’s common stock are subject to restricted stock award.

2022 Employee Stock Purchase Plan

On October 24, 2021, the stockholders of the Company approved the 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the Closing Date of the Business Combination. An aggregate of 1,791,416 shares of the Company’s common stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s fully diluted shares outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The maximum aggregate number of shares of common stock available for issuance under ESPP shall not exceed 75,000,000 shares. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Each eligible employee may authorize payroll deductions at a minimum of 1% up to a maximum of 15% on a pro rate basis for each pay period during an offering. Under the ESPP, the Company’s Board may designate the period of each offering but no offering shall exceed 27 months in duration. Unless otherwise determined, the offering shall be for a purchase period of 6 months, beginning on the offering date and ending on the exercise date. The purchase price for each share shall be 85% of the fair market value of the Company’s common stock on the offering date or the exercise date, whichever is less. As of December 31, 2022, no awards have been granted under this plan.

Amended and Restated 2019 Equity Incentive Plan

The Company maintains an equity incentive plan established in October 2019, the 2019 Equity Incentive Plan (the “Legacy FaZe Plan”). The Legacy FaZe Plan allows grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, generally to directors, employees, consultants and service providers. In July 2021, the Company’s Board amended the Legacy FaZe Plan and increased the maximum aggregate number of shares authorized to be issued to 10,500,000 shares of Legacy FaZe common stock, which is equivalent to 23,380,173 shares of the Company’s common stock calculated using the Equity Value Exchange Ratio. As of December 31, 2022, 18,863,654 shares of the Company’s common stock are issuable upon the vesting and exercise of stock options originally granted under the Legacy FaZe Plan, and 1,649,962 shares of the Company’s common stock are subject to restricted stock awards originally granted under the Legacy FaZe Plan.

The following table contains information about the plan as of December 31, 2022:

	Awards		Awards
	Reserved for	Awards	Available for
	Issuance	Outstanding	Grant

2022 Omnibus Incentive Plan	12,358,689	1,238,667	11,120,022
2022 Employee Stock Purchase Plan	75,000,000	—	75,000,000
Amended 2019 Equity Incentive Plan	23,380,173	19,977,366	3,402,807

Stock Compensation Expense

Stock-based compensation expense for the periods presented was comprised of the following, which were included in general and administrative expenses within the Consolidated Statements of Operations:

	(in thousands)
	For the year ended December 31,
	2022	2021
Stock options	$469	$1,635
Restricted stock awards	9,698	2
Total stock–based compensation expense	$10,167	$1,637

Options

The following is an analysis of the stock option grant activity:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	19,912,281	$0.38	4.86
Granted	-	-	-
Exercised	(1,048,627)	0.38	-
Expired or forfeited	-	-	-
Outstanding December 31, 2022	18,863,654	$0.38	4.13

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2021	6,867,852	$0.38
Granted	-	-
Vested	(6,197,824)	0.38
Forfeited	-	-
Nonvested on September 30, 2022	670,008	$0.38

The Company recognized stock-based compensation expense related to options granted and vesting expense of $0.5 million during the year ended December 31, 2022, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to options issued and vesting of $1.6 million during the year ended December 31, 2021, which is included in general and administrative expenses.

During the years ended December 31, 2022 and 2021, the Company granted a total of 0 and 11,545,084 options, respectively.

Warrants

The following is an analysis of the warrant grant activity:

Vested and Nonvested Stock Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2021	6,575,284	$10.41	5.79
Granted	-	-	-
Exercised	(651,951)	0.53	-
Expired or forfeited	-	-	-
Outstanding December 31, 2022	5,923,333	$11.50	4.55

Nonvested Stock Warrants	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2021	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested on December 31, 2022	-	$-

During the years ended December 31, 2022 and 2021, the Company granted a total of 0 and 0 warrants, respectively.

Restricted Stock Awards

A summary of Restricted Stock Awards (“RSAs”) issuances are as follows:

Nonvested RSAs	Number	Weighted Average Price
Nonvested December 31, 2021	167,277	$5.78
Granted	1,774,698	6.30
Vested	(289,013)	5.99
Forfeited	-
Nonvested December 31, 2022	1,649,962	$6.27

The Company recognized stock-based compensation expense related to RSAs granted and vesting expense of $9.0 million and $0.1 million during the years ended December 31, 2022 and 2021, respectively, which is included in general and administrative expenses.

During the years ended December 31, 2022 and 2021, the Company granted a total of 2,899,372 and 1,391,930 RSAs, respectively.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances are as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2021	-	$-
Granted	1,124,674	2.68
Vested	(422,257)	2.50
Forfeited	-
Nonvested December 31, 2022	702,417	$2.79

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $1.6  million and $0 during the years ended December 31, 2022 and 2021, respectively, which is included in general and administrative expenses.

During the years ended December 31, 2022 and 2021, the Company granted a total of 1,124,674 and 0 RSUs, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain business and residential facilities under operating lease agreements that specify minimum rentals with lease terms ranging from two to two and a half years. The Company’s rent expense for the year ended December 31, 2022 and 2021 was $1.5 million and $0.9 million, respectively. Rent expense is included in general and administrative expense in the Consolidated Statements of Operations. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on December 31, 2022 and December 31, 2021 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Components of total lease costs:
Operating lease expense	$1,544	$902
Total lease costs	$1,544	$902

Lease Positions as of December 31, 2022 and December 31, 2021

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	December 31,	December 31,
(in thousands)	2022	2021
Assets
Right of use asset – long term	$2,693	$—
Total right of use asset	$2,693	$—
Liabilities
Operating lease liabilities – short term	$1,488	$—
Operating lease liabilities – long term	1,084	—
Total lease liability	$2,572	$—

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	1.7
Weighted average discount rate – operating leases	4%

Future minimum lease payments, which include non-cancelable operating leases at December 31, 2022, are as follows:

Years ending December 31,	(in thousands)
2023	$1,577
2024	1,087
2025	5
2026	3
Thereafter	-
Total minimum lease payment	$2,672

12.	LITIGATION

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

On November 30, 2020, Adult Use Holdings, Inc. (“Adult Use”) and Zola Ventures Ltd. (“Zola”) initiated arbitration claiming that the Company owed CA$ 3 million to Adult Use and Zola in connection with alleged funding to the Company of CA$ 30.0 million by Bridging Finance Group. On December 21, 2020, the Company brought counterclaims against Adult Use, Zola, and their principals Adam Salman and Igor Gimelshtein. On May 14, 2021, the Company applied for summary disposition of the claim for CA$ 3 million brought by Adult Use and Zola. On August 4, 2021, the arbitrator granted the Company’s application and issued a Partial Final Award dismissing Adult Use’s and Zola’s claim. The United States District Court for the Southern District of New York subsequently affirmed the Partial Final Award and its dismissal of Adult Use’s and Zola’s claims against the Company in a decision issued September 28, 2022. On November 8 and November 11, 2022, the arbitrator held hearings in connection with the Company’s counterclaims.  On December 23, 2022, the Company filed an application for costs and attorneys’ fees. The Company does not believe a material loss is probable at this time. As result, the Company has not recorded a reserve with respect to this litigation.

On December 7, 2020, the Company filed an arbitration demand against its former Chief Legal Officer, Phillip Gordon (“Gordon”), alleging claims for fraud, breach of fiduciary duty, breach of duty of loyalty, and breach of employment agreement. The Company terminated Gordon effective as of December 5, 2020 based on the results of an internal investigation. Gordon has denied that the Company had cause to terminate him and filed counterclaims seeking payment of severance under his employment agreement in the total amount of $3.0 million, plus payment of $0.5 million in bonus compensation. Subsequent to December 31, 2021, as a result of arbitration proceedings, the Company has entered into a settlement agreement whereby Gordon agreed to the cancellation of 90,000 of the 790,000 outstanding stock options previously issued to him and to release any actions, claims, damages, judgments or agreements arising out of his relationship with the Company in exchange for $1.9 million in cash. The Company recorded a legal accrual for $1.9 million as of December 31, 2021. The initial payment of $0.4 million was made in the first quarter of 2022. The outstanding balance was settled as of the third quarter of 2022.

On May 21, 2021, Alissa Violet Marie Butler filed suit in the Superior Court of the State of California for the County of Los Angeles against FaZe Clan Inc., Dentons US LLP, and Wilson Sonsini Goodrich & Rosati, P.C. Ms. Butler alleges that she is entitled to shares of the Company’s stock. Subsequent to December 31, 2021, the Company has reached a preliminary settlement with Ms. Butler for a total of $0.8 million payable in a combination of cash and common stock to settle Ms. Butler’s claim. The Company recorded a legal accrual for $0.8 million as of December 31, 2021. The outstanding balance was settled as of the third quarter of 2022.

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

13.	LOSS PER SHARE

In accordance with the provisions of ASC 260, Earnings Per Share, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. The results of operations were net losses for the year ended December 31, 2022 and 2021. The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the year ended December 31, 2022 and 2021:

	(in thousands, except shares and per-share information)
	Years ended December 31,
	2022	2021
Basic and diluted loss per share:

Net loss attributable to FaZe Holdings Inc., basic and diluted	$(168,534)	$(36,866)
Weighted-average common shares outstanding, basic and diluted	39,872,308	19,187,873
Net loss per share, basic and diluted	$(4.23)	$(1.92)

During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be antidilutive. The Company did not have any participating securities in the periods presented. The Company had 1,680,774 fully vested warrants in which common shares were issuable for little to no consideration outstanding as of the Closing Date and for the year ended December 31, 2021. These warrants were exercised during the Business Combination. The Company considered these warrants outstanding in the context of basic loss per share and included these warrants in the weighted-average shares of common stock outstanding for the period until converted.

The Company had antidilutive shares for the year ended December 31, 2022 and 2021. The following securities were not included in the computation of diluted shares outstanding for the year ended December 31, 2022, and 2021 because the effect would be antidilutive:

	As of December 31, 2022	As of December 31, 2021
Convertible preferred stock	—	7,209,555
Public Warrants	5,750,000	5,750,000
Private Placement Warrants	173,333	173,333
Seller Earn-out	5,312,098	—
Sponsor Earn-out Shares	2,156,250	—
Legacy FaZe preferred warrant	—	651,951
Unvested restricted stock award	1,649,962	49,426
Stock options	18,863,654	19,912,281
Total potentially dilutive common stock equivalents	33,905,297	33,746,546

14.	INCOME TAXES

The Company’s income and losses before income taxes in 2022 and 2021, respectively, consist of income and losses from domestic operations. Income / (Loss) before income tax expense for the years ended December 31, 2022 and 2021, respectively, consisted of the following: (in thousands)

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
United States	(168,534)	(36,866)
Foreign	—	—
Income / (Loss) before income taxes	(168,534)	(36,866)

The table below presents the components of the provision for income taxes:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Current
Federal	0	0
State	0	0
Foreign	0	0
Total Current	0	0
Deferred
US Federal	0	0
US State	0	0
Foreign	0	0
Total Deferred	0	0

Total Provision / (Benefit)	0	0

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Tax provision at statutory rate	21.0%	21.0%
State taxes, net of federal benefit	2.0%	6.9%
Permanent Items	(0.0)%	(0.2)%
162(m) Limitations	(0.6)%	0.0%
Equity Compensation	0.2%	(0.1)%
Deferred Adjustments	(1.7)%	(0.1)%
Return to provision adjustments	(0.1)%	(0.0)%
Nondeductible Loss on Debt Extinguishment	(14.4)%	0.0%
Increase/(decrease) in valuation reserve	(6.4)%	(27.5)%
Effective income tax rate	0.0%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are comprised of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	34,934	20,840
Capitalized Sec. 174 Costs	67	—
Equity based compensation	1,272	1,115
Accruals	953	3,156
Lease Liability	720	—
Nondeductible Interest Carryover	2,089	1,148
Deferred Rent	—	2
Deferred Revenue	—	2,211
Fixed Assets	99	85
Other	173	140
Total Deferred Tax Assets	40,307	28,697
Less: Valuation Allowance	(39,553)	(28,697)
Deferred tax asset, net	$754	$—

Deferred tax Liabilities:
Right of Use Asset	(754)	—
Total deferred tax liabilities	(754)	—
Deferred taxes	—	—

The Company has evaluated the positive and negative evidence, bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its US federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2022 and 2021, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2022 by approximately $10.9 million, primarily due to net operating losses that were generated in the current year.

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryovers of $123.8 million and $73.3 million respectively, which may be available to reduce future taxable income. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $122.8 million, which do not expire. The federal net operating losses generated prior to 2018 of $1.0 million will expire at various dates through 2037.

As of December 31, 2022 and 2021, the Company also had U.S. state net operating loss carryovers of $128.0 million and $129.4 million respectively, which may be available to offset future income tax liabilities and expire at various dates through 2038.

The utilization of the Company’s NOLs are subject to annual Internal Revenue Code Section 382 limitations. The Company has not yet completed a 382 study as of December 31, 2022  . As the Company is in a full valuation allowance, any limitation that may apply due to Section 382 limitation would not affect the conclusion of a full valuation allowance.

At December 31, 2022 and December 31, 2021, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

All of the Company’s tax years will remain open for examination by the Federal and state tax authorities to the extent that the Company’s tax attributes are utilized in future years to offset income or income taxes. The Company is currently not under examination from any taxing authority.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act did not have a material impact on the Company’s income tax provision for 2022 or 2021. The Company will continue to evaluate the impact of the CARES Act on its financial position, results of operations and cash flows.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021 and 2022. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2022 or 2021.

15.	RELATED PARTY TRANSACTIONS

On February 17, 2022, Legacy FaZe entered into a collaboration agreement with Spanky’s Clothing Inc., Cordell Broadus, Boss Lady Entertainment and SMAC Entertainment for an initial term of two years, pursuant to which Snoop Dogg became a member of FaZe’s talent network and joined the board of directors on the Closing Date of the Business Combination and agreed to (i) exclusively, except for companies not in direct competition with FaZe, promote FaZe for three years, and (ii) grant FaZe license to use his name and likeness in connection with certain content and services to be produced by him for FaZe, including (w) social media posts, (x) brand campaigns with FaZe sponsors, (y) hosting of events and (z) merchandise collaborations. Snoop Dogg is the Chief Executive Officer of Spanky’s Clothing Inc. Cordell Broadus is the son of Snoop Dogg. Shante Broadus, the spouse of Snoop Dogg, is the Chief Executive Officer of Boss Lady Entertainment. Constance Schwartz- Mornio, the manager of Snoop Dogg, is the Chief Executive Officer of SMAC Entertainment. The Company granted Legacy FaZe’s restricted stock, which converted into Company restricted stock awards, equal in value to (i) $1,857,154 to Snoop Dogg, (ii) $247,615 to Cordell Broadus, (iii) $247,615 to Boss Lady Entertainment and (iv) $247,615 to SMAC Entertainment, each of which will vest as follows: (x) one-third on August 17, 2022, (y) one-third in monthly installments through February 17, 2023 and (z) one-third in monthly installments through February 17, 2024. In addition, FaZe agreed to consider in good faith further equity bonuses and committed $50,000 in value for community outreach, including for the Snoop Youth Football League, scholarships or other charitable causes.

16.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has evaluated subsequent events through April 4, 2023, which is the date the consolidated financial statements were issued.

On February 16, 2023, the Company announced to its employees a reduction in workforce to streamline its team structure in support of its business priorities. The severance for the first quarter of 2023 related to the reduction in workforce is estimated at $0.1 million.

On March 29, 2023, Calvin “Snoop Dogg” Broadus, Jr. notified the Company that he is resigning from the Board of Directors of the Company effective immediately. Mr. Broadus’s resignation was not the result of any disagreement with the Company or any of its subsidiaries.

Notice of Delisting

On March 23, 2023, the Company received a letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) informing the Company that its common stock, par value $0.0001 per share (the “Common Stock”), failed to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) based upon the closing bid price of the Common Stock for the 30 consecutive business days prior to the date of the Letter. The notice has no immediate effect on the listing of the Common Stock or warrants, and the Common Stock and warrants will continue to trade on The Nasdaq Capital Market under the symbols “FAZE” and “FAZEW,” respectively.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until September 19, 2023 (the “Compliance Date”), by which the Company has to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days at any time prior to the Compliance Date, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

If the Company does not regain compliance with the minimum bid price requirement by the Compliance Date, the Company may be eligible for an additional 180-calendar day compliance period. If the Company does not qualify for, or fails to regain compliance during, the second compliance period, then the Staff will provide written notification to the Company that the Common Stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to the Nasdaq Hearings Panel.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the identification of two material weakness in our internal controls over financial reporting relating to the following: Inadequate design of information technology (IT) general and application controls resulting from inappropriate access given to certain individuals within finance, including the Chief Financial Officer and Controller; lack of adequate segregation of duties within a significant account of processes; and lack of adequate and timely review of accounts and reconciliations resulting in material audit adjustments and significant post-closing adjustments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting were not effective as of December 31, 2022, due to the material weaknesses described above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. In light of the material weaknesses discussed above, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our remediation plans and the steps taken at this time include hiring experienced personnels, providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify our remediation plan. Management will test and evaluate the implementation of these modifications to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as such report is not required due to our status as an emerging growth company.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III.

Item 10. Director, Executive Officers and Corporate Governance

The information required by this item will be included in our proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement’), and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the ownership of our securities by certain beneficial owners and our management and related stockholder matters will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total

Item 13. Certain Relationships and Related Business Combinations, and Director Independence

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fee and Services

The information required by this item will be included in our 2023 Proxy Statement, which is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1) Financial Statements

See Index to Consolidated Financial Statements as Part II Item 8 “Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II Item 8. “Financial Statements and Supplementary Data.”

The exhibits filed as part of this Annual Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit Index

Exhibit No.

2.1†	Merger Agreement, dated as of October 24, 2021, by and among B. Riley Principal 150 Merger Corp., BRPM Merger Sub, Inc. and FaZe Clan Inc. (incorporated by reference to Exhibit 2.1 of BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

2.2	Amendment to Agreement and Plan of Merger, dated as of December 29, 2021, by and among B. Riley Principal 150 Merger Corp., BRPM Merger Sub, Inc., and FaZe Clan Inc. (incorporated by reference to Exhibit 2.2 of BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

2.3	Amendment to the Agreement and Plan of Merger, dated as of March 10, 2022, by and among B. Riley Principal 150 Merger Corp., BRPM Merger Sub, Inc., and FaZe Clan Inc. (incorporated by reference to Exhibit 2.3 of BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

3.1	Second Amended and Restated Certificate of Incorporation of FaZe Holdings Inc., dated as of July 19, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2022).

3.2	Amended and Restated Bylaws of FaZe Holdings Inc., dated as of July 19, 2022 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2022).

4.1	Specimen Common Stock Certificate of FaZe Holdings Inc. (incorporated by reference to Exhibit 4.4 of BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

4.2	Warrant Agreement, dated February 18, 2021, by and between B. Riley Principal 150 Merger Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of BRPM’s Current Report on Form 8-K, filed with the SEC on February 23, 2021).

4.3*	Description of Registrant’s Securities.

10.1+	FaZe Holdings, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2022).

10.2+	FaZe Holdings, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2022).

10.3	Form of Subscription Agreement by and between B. Riley Principal 150 Merger Corp. and the undersigned subscriber party thereto (incorporated by reference to Exhibit 10.3 of BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

10.4	Amended and Restated Registration Rights Agreement dated as of July 19, 2022, by and among FaZe Holdings Inc., B. Riley Principal 150 Sponsor Co., LLC and certain stockholders of FaZe Holdings Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2022).

10.6	Sponsor Support Agreement, dated as of October 24, 2021, by and among B. Riley Principal 150 Merger Corp., B. Riley Principal 150 Sponsor Co. LLC, and FaZe Clan Inc. (incorporated by reference to Exhibit 10.10 of BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

10.7	Backstop Assignment and Release Agreement, dated as of July 19, 2022, by and among B. Riley Principal 150 Merger Corp., B. Riley Principal 150 Sponsor Co., LLC, and FaZe Clan, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2022).

10.8+	Employment Agreement, dated as of May 3, 2019, by and between FaZe Clan Inc. and Lee Trink (incorporated by reference to Exhibit 10.15 of BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

10.9+	Employment Agreement, dated as of May 1, 2021 (as amended on April 18, 2022), by and between FaZe Clan Inc. and Kainoa Henry (incorporated by reference to Exhibit 10.16 of BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

10.11+	Consulting Agreement between FaZe Holdings Inc. and Kainoa Henry, dated November 21, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 28, 2022).

10.12+	Amended and Restated Employment Agreement, dated as of May 23, 2022, by and between FaZe Clan Inc. and Zach Katz (incorporated by reference to Exhibit 10.17 of BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

10.13+	Employment Agreement, dated as of August 25, 2022, by and between FaZe Holdings Inc. and Christoph Pachler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2022).

10.15+	Advisory Agreement between FaZe Holdings Inc. and Tamara Brandt, dated January 15, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2023).

10.16	Collaboration Agreement, dated as of February 17, 2022, by and among FaZe Clan Inc., Spanky’s Clothing Inc. (f/s/o Calvin “Snoop Dogg” Broadus Jr.), Cordell Broadus, Boss Lady Entertainment and SMAC Entertainment (incorporated by reference to Exhibit 10.18 of Amendment No. 6 to BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

10.17	Form of FaZe Talent Agreement (incorporated by reference to Exhibit 10.19 of Amendment No. 6 to BRPM’s Registration Statement on Form S-4 (Reg. No. 333-262047), filed with the SEC on June 21, 2022).

18.1	Preferability Letter from Marcum LLP

21.1*	List of Subsidiaries.

23.1*	Consent of Marcum LLP, independent registered public accounting firm of Faze Holdings Inc.

24.1*	Power of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Company hereby agrees to hereby furnish supplementally a copy of all omitted schedules to the SEC upon request.

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAZE HOLDINGS INC.

Date: April 4, 2023	By:	/s/ Lee Trink
	Name:	Lee Trink
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Date: April 4, 2023	By:	/s/ Christoph Pachler
	Name:	Christoph Pachler
	Title:	Chief Financial Officer
(Principal Financial Officer)

Date: April 4, 2023	By:	/s/ Daniel Shribman
	Name:	Daniel Shribman
	Title:	Chairman of the Board

Date: April 4, 2023	By:	/s/ Angela Dalton
	Name:	Angela Dalton
	Title:	Director

Date: April 4, 2023	By:	/s/ Bruce Gordon
	Name:	Bruce Gordon
	Title:	Director

Date: April 4, 2023	By:	/s/ Mickie Rosen
	Name:	Mickie Rosen
	Title:	Director

Date: April 4, 2023	By:	/s/ Nick Lewin
	Name:	Nick Lewin
	Title:	Director

Date: April 4, 2023	By:	/s/ Ross Levinsohn
	Name:	Ross Levinsohn
	Title:	Director

Date: April 4, 2023	By:	/s/ Andre Fernandez
	Name:	Andre Fernandez
	Title:	Director