Form 10-Q
period 2023-03-31
FaZe Holdings Inc.
filed 2023-05-15
CIK 1839360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there were 75,128,817 shares of common stock, par value $0.0001 per share, issued and outstanding.

FaZe Holdings Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FaZe Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$26,834	$37,207
Accounts receivable, net	3,888	8,525
Contract assets	7,240	6,223
Prepaid expenses and other assets	4,921	6,768
Total Current Assets	42,883	58,723
Restricted cash	600	600
Property, equipment and leasehold improvements, net	3,459	3,821
Operating lease right-of-use assets	2,319	2,693
Intangible assets, net	659	848
Other long-term assets	511	553
TOTAL ASSETS	$50,431	$67,238
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$9,550	$14,397
Contract liabilities	2,497	3,494
Operating lease liabilities, current	1,488	1,488
Total Current Liabilities	13,535	19,379
Warrant liabilities	11	24
Operating lease liabilities, non-current	718	1,084
Total Liabilities	14,264	20,487
COMMITMENTS AND CONTINGENCIES (Note 9)
MEZZANINE EQUITY:
Series A preferred stock, $0.00001 par value, 3,545,529 shares authorized at March 31, 2023 and 2022, respectively, zero share shares issued and outstanding at March 31, 2023 and 2022.	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares of the Company’s preferred stock authorized at March 31, 2023; zero share of the Company’s preferred stock issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value at March 31, 2023 and December 31, 2022, respectively; 500,000,000 and 500,000,000 shares of common stock authorized at March 31, 2023 and December 31, 2022, respectively; 74,046,058 and 71,551,887 shares of common stock issued and outstanding at March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	331,142	327,686
Accumulated deficit	(294,982)	(280,942)
Total Stockholders’ Equity	36,167	46,751
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$50,431	$67,238

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share information)

(unaudited)

	Three months ended
	March 31,
	2023	2022
Revenues	$12,550	$15,804
Cost of revenues	12,081	12,211
Gross profit	469	3,593
Operating expenses:
General and administrative	13,877	10,128
Sales and marketing	213	1,145
Loss from operations	(13,621)	(7,680)
Other expense:
Interest (income) expense, net	(162)	1,851
Change in fair value of warrant liabilities	(13)	—
Other, net	594	11
Total other expense:	419	1,862
Net loss	$(14,040)	$(9,542)
Net loss per common share - basic and diluted	$(0.22)	$(0.46)
Weighted-average number of common shares outstanding - basic and diluted	64,071,686	20,640,022

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per-share information)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	18,841,538	$2	$5,477	$(112,408)	$(106,929)
Stock based compensation expense	—	—	1,150	—	1,150
Issuance of common stock upon vesting of restricted stock awards	4,084	—	—	—	—
Exercise of stock option	74,768	—	64	—	64
Net loss	—	—	—	(9,542)	(9,542)
Balance at March 31, 2022	18,920,390	$2	$6,691	$(121,950)	$(115,257)
Balance at December 31, 2022	71,511,887	$7	$327,686	$(280,942)	$46,751
Stock based compensation expense	—	—	2,673	—	2,673
Issuance of common stock upon vesting of restricted stock awards	483,251	—	—	—	—
Exercise of stock option	2,050,920	—	783	—	783
Net loss	—	—	—	(14,040)	(14,040)
Balance at March 31, 2023	74,046,058	$7	$331,142	$(294,982)	$36,167

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,040)	$(9,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	789	8
Additions to content asset	—	(313)
Depreciation & amortization expense	667	236
Amortization of operating lease right of use assets	373	329
Stock-based compensation expense	2,673	1,150
Change in fair value of warrant liabilities	(13)	—
Non-cash interest expense	—	1,851
Other	—	(37)
Change in operating assets and liabilities:
Accounts receivable	3,849	(774)
Inventory	—	6
Prepaid expenses and other assets	1,888	180
Contract assets	(1,017)	1,563
Accounts payable and accrued expenses	(5,143)	(698)
Contract liabilities	(998)	(3,333)
Other current liabilities	—	(7)
Operating lease liabilities	(366)	(329)
NET CASH USED IN OPERATING ACTIVITIES	(11,338)	(9,710)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(101)	(1,903)
Purchase of intangible assets	(13)	(164)
NET CASH USED IN INVESTING ACTIVITIES	(114)	(2,067)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of loans payable	—	10,000
Proceeds from exercise of stock options	783	64
Value of shares withheld for taxes	169	—
Taxes paid related to net shares settlement of equity awards	127	—
Payment of deferred transaction costs	—	(725)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,079	9,339
NET CHANGE IN CASH AND RESTRICTED CASH	(10,373)	(2,438)
Cash and restricted cash at beginning of period	37,807	17,618
CASH AND RESTRICTED CASH AT END OF PERIOD	$27,434	$15,180
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash	$26,834	$14,580
Restricted cash	600	600
Cash and restricted cash	$27,434	$15,180
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$—	$—
SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of deferred transaction costs included in accounts payable	$—	$2,406
Purchase of property, plant and equipment in accrued expenses	$—	$1,019

The accompanying notes are an integral part of these financial statements

FAZE HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until September 19, 2023 (the “Compliance Date”), by which the Company must regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days at any time prior to the Compliance Date, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).

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

Based on its cash resources and positive working capital as of March 31, 2023, the Company believes it has sufficient resources to fund its operations at least until twelve months from the date of issuance of these financial statements. The positive working capital as of March 31, 2023 was mainly due to funds from the PIPE offering and from the Business Combination.

On May 10, 2023, Company, and YA II PN, Ltd., a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (the “Investor”), entered into a Standby Equity Purchase Agreement (the “SEPA”).

The Company will have the right to issue and sell to the Investor, from time to time, as provided in the SEPA, and the Investor shall purchase from the Company, up to $25 million in aggregate gross purchase price (the “Commitment Amount”) of the newly issued shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) (each such sale, an “Advance”) by delivering written notice to the Investor (each, an “Advance Notice” and the date on which the Company is deemed to have delivered an Advance Notice, the “Advance Notice Date”). The Common Stock purchased pursuant to an Advance will be purchased at a price equal to 97% of the lowest daily VWAP of the Common Stock during the three consecutive trading days commencing on the Advance Notice Date. “VWAP” means, for any trading day, the daily volume weighted average price of the Common Stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

The issuance of the Common Stock under the SEPA will be subject to certain limitations, including that (i) the Investor may not purchase any Common Stock that would result in it owning more than 4.99% of the Company’s Common Stock or (ii) the aggregate number of Common Stock issued pursuant to the SEPA cannot exceed 19.9% of the Company’s Common Stock as of as of the date of the SEPA (referred to as the “Exchange Cap”). The Exchange Cap shall not be applicable if: (i) the Company’s stockholders have approved the issuance of Common Stock in excess of the Exchange Cap in accordance with the applicable rules of the Principal Market or (ii) to the extent that (and only for so long as) the average price for the issuance of Common Stock equals or exceed the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the date of the SEPA; or (ii) the average Nasdaq Official Closing Price for the five Trading Days immediately preceding the date of the SEPA.
Pursuant to the terms of the SEPA, the Company shall prepare and file with the SEC a registration statement (the “Registration Statement”) or multiple Registration Statements registering for resale of the Common Stock issuable to the Investor under the SEPA. The Company in its sole discretion may choose when to file such Registration Statements; provided, however, that the Company shall not have the ability to request any Advances until the effectiveness of a Registration Statement.

As consideration for the Investor’s commitment to purchase Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, the Company will issue 487,995 shares of Common Stock to the Investor.

The SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA and (ii) the date on which the Investor shall have made payment of Common Stock pursuant to the SEPA for Common Stock equal to the Commitment Amount. The SEPA may be terminated at any time by the mutual written consent of the parties to the SEPA, effective as of the date of such mutual written consent unless otherwise provided in such written consent, or by the Company upon five trading days’ prior written notice to the Investor subject to the terms of the SEPA. Because of these factors, the Company believes that this alleviates the substantial doubt in connection with the Company’s ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2023. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results for a full year. The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and judgements that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant items subject to such estimates and assumptions include revenue recognition, allowance for doubtful accounts, and intangible asset impairments, share-based compensation expense, valuation allowance for deferred income taxes and amortization of intangible assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgements and estimates. Actual results may differ from these estimates.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Principles of consolidation

The Condensed Consolidated Financial Statements include the accounts of FaZe Holdings Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

COVID-19

The continuing presence of COVID-19 around the world has affected the United States and global economies and has affected the Company’s operations and those of third parties upon which the Company relies, including disruption in staffing, order fulfillment, and demand for product. In addition, the COVID-19 pandemic has and may continue to affect the Company’s revenues. Additionally, while the duration and potential economic impact brought by the COVID-19 pandemic are difficult to assess or predict, the COVID-19 pandemic may reduce the Company’s ability to access capital, which could negatively impact the Company’s short-term and long-term liquidity. The continuing impact of the COVID-19 pandemic is highly uncertain and subject to change. The Company continues to monitor COVID-19 and the extent to which the continued spread of the virus adversely affects the Company’s customer base and revenue. The Company’s plans as described above may change as needed. As restrictions and lockdowns related to COVID-19 have ended the Company does not anticipate further disruptions to its business, but new strains and outbreaks could have a material adverse impact on the business, results of operations, financial position, and cash flows.

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

The Company’s policy is to amortize the content asset once the content airs. Given that the content was fully written off prior to airing, no amortization expense was recorded for the three months ended March 31, 2023 and 2022. The Company does not own any purchased or licensed programming content.

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

The Company generally records a receivable related to revenue when the Company has an unconditional right to invoice and receive payment. Contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized, including management’s estimate of variable consideration that has been included in the transaction price exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time. These contract assets are reclassified to receivables when the right to consideration becomes unconditional. For the three months ending March 31, 2023, and 2022, no impairment was recorded from contract assets.

The Company’s allowances for doubtful accounts are typically immaterial and, if required, are based on management’s best estimate of expected credit losses inherent in the Company’s accounts receivable balance.

Contract liabilities are recorded in the event that the Company bills for services in advance of the time the services are performed, or when cash payments are received or due in advance of satisfying the Company’s performance obligations, even if amounts are refundable. Contract liabilities recorded at March 31, 2023, and December 31, 2022, represent the Company’s accounting for the timing difference between when the customer is billed or funds are received and when the performance obligation is satisfied. During the three months ended March 31, 2023 and 2022, the Company recognized $2.6 million and $3.0 million as revenue that was relating to the contract liability balance as of January 1, 2023 and 2022, respectively.

The following table disaggregates the Company’s revenue by major type for the three months ended March 31, 2023, and 2022:

	(In thousands)
	Three months ended March 31,
	2023	2022
Brand sponsorships	$6,263	$8,060
Content	3,028	4,681
Consumer products	388	403
Esports	2,847	2,426
Other	24	234
Total revenue	$12,550	$15,804

The section below describes the Company’s revenue recognition policies and significant judgments in further detail for each major revenue source of the Company.

Brand Sponsorships

The Company offers advertisers a full range of promotional vehicles, including but not limited to online advertising, livestream announcements, content generation, social media posts, logo placement on the Company’s official merchandise, and special appearances of members of the Company’s talent roster. The Company’s brand sponsorship agreements may include multiple services that are capable of being individually distinct; however the intended benefit is an association with the Company’s brand, and the services are not distinct within the context of the contracts. Revenues from brand sponsorship agreements are recognized ratably over the contract term. Payment terms and conditions vary, but payments are generally due periodically throughout the term of the contract. In instances where the timing of revenue recognition differs from the timing of billing, management has determined the brand sponsorship agreements generally do not include a significant financing component.

Content

The Company and our talent roster generates and produces original content which the Company monetizes through Google’s AdSense service. Revenue is variable and is earned when the visitor views or “clicks through” on the advertisement. The amount of revenue earned is reported to the Company monthly and is recognized upon receipt of the report of viewership activity. Payment terms and conditions vary, but payments are generally due within 30 to 45 days after the end of each month.

The Company grants exclusive licenses to customers for certain content produced by the Company’s talent. The Company grants the customer a license to the intellectual property, which is the content and its use in generating advertising revenues, for a pre-determined period, for an amount paid by the customer, in most instances, upon execution of the contract. The Company’s only performance obligation is to license the content for use in generating advertising revenues, and the Company recognizes the full contract amount at the point at which the Company provides the customer access to the content, which is at the execution of the contract. The Company has no further performance obligations under these types of contracts and does not anticipate generating any additional revenue from these arrangements apart from the contract amount.

Principal Versus Agent Considerations

A significant amount of the Company’s brand sponsorship and content revenues are generated from the Company’s talent, who are under exclusive, multi-year contracts. The Company’s talent consists of independent contractors, whose compensation is tied to the revenue that they generate. Management has evaluated the terms of the Company’s brand sponsorship and content agreements and has concluded the Company is the principal. Brand sponsorship and content revenues are reported on a gross basis, while revenue-sharing and other fees paid to the Company’s talent are recorded as cost of revenues. The Company owns the brand and intellectual property, takes primary responsibility for delivery of services, and exercises control over content generation and monetization. The Company contracts directly with Google on its Company operated channels, and the talent contracts directly with Google on their own channels. As part of the Company’s contracts with its talent, the Company agrees to serve as the talent’s exclusive management company as it relates to any and all type of work the talent may perform, including content creation and advertising revenue generated from the content. While the talent owns the content they create while they are under contract with the Company, the talent grants the Company an exclusive perpetual license to the content, and the Company grants limited usage rights of that content back to the talent, conditional upon them complying with their contract. Furthermore, all income earned from services provided by the talent related to gaming, Esports, content creation, or the business of the Company, which includes revenue from advertising via talent content, is subject to the talent agreement and is payable to the Company. In addition, the Company’s contracts with its talent specify rules and restrictions on the content the talent can create and post. As such, through its contracts with talent, the Company is the principal because the Company is the entity exercising primary control over the content generated in the YouTube channels being monetized.

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

Esports

League Participation: Generally, The Company has one performance obligation to participate in the overall Esport event because the underlying activities do not have standalone value absent the Company’s participation in the tournament or event. Revenue from prize winnings and profit-share agreements is variable and is highly uncertain. The Company recognizes revenue at the point in time when the uncertainty is resolved.

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

Transaction Price Allocated to the Remaining Performance Obligations

For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2023, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of March 31, 2023 were not material.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity, and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are accounted for as equity-classified are further discussed in Note 7, Equity. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities in the Consolidated Statements of Operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs as further discussed in Note 6, Private Placement Warrants and Recurring Fair Value Measurements.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted average shares of the Company’s common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to the Company by the number of weighted-average shares of the Company’s common stock outstanding during the period after adjusting for the impact of securities that would have a dilutive effect on earnings (loss) per share. As the Company has incurred losses in all periods presented, all potentially dilutive securities are antidilutive. See Note 11, Loss Per Share, for additional information on dilutive securities.

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

As of March 31, 2023 and December 31, 2022, the Company did not have material assets located outside of the United States. For the three months ended March 31, 2023 and 2022, the Company had international Esports revenue of $2.3 million and no material revenue, respectively, earned outside of the United States.

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting data based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgements used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard did not have a material impact   on the Company’s financial statements and related disclosures.

Out-of-Period Adjustment

During the three months ended March 31, 2023, the Company recorded an out-of-period expense of $1.3 million related to stock based compensation. The adjustment resulted in an increased of stock based compensation expense for the three months ended March 31, 2023. The Company evaluated the quantitative and qualitative aspects of this out of period adjustment and determined that the adjustment did not have a material impact to any previously reported quarterly or annual financial statements.

4.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements as of March 31, 2023 and December 31, 2022 consisted of the following:

	(In thousands)
	March 31,	December 31,
	2023	2022
Furniture / Fixtures	$897	$897
Computer equipment	3,681	3,640
Vehicles	106	106
Leasehold improvements	862	801
Subtotal	5,546	5,444
Less: Accumulated depreciation	(2,087)	(1,623)
Property, equipment and leasehold improvements, net	$3,459	$3,821

Depreciation expense totaled $0.5 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, During the three months ended March 31, 2023, the Company disposed of certain leasehold improvements that were fully depreciated at the time of disposal, and there was no gain or loss on disposal.

5.	INTANGIBLE ASSETS

Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following:

		(In thousands)
		Gross		Net
		Carrying	Accumulated	Carrying
As of March 31, 2023	Useful Life	Value	Amortization	Value

Website development	3 years	$416	$208	$208
Talent acquisition	2 – 3 years	1,054	603	451
Intangible assets, net		$1,470	$811	$659

		(In thousands)
		Gross		Net
		Carrying	Accumulated	Carrying
As of December 31, 2022	Useful Life	Value	Amortization	Value

Website development	3 years	$377	$175	$202
Talent acquisition	2 – 3 years	1,201	555	646
Intangible assets, net		$1,578	$730	$848

Amortization expense totaled $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

The following table presents the estimated future amortization of intangible assets:

Years ending December 31,	(In thousands)
2023 (remainder)	$308
2024	299
2025	51
2026	1
Total future amortization of amortizable intangible assets	$659

The Company did not have any fully amortized intangible assets as of March 31, 2023 and as of March 31, 2022.

6.	PRIVATE PLACEMENT WARRANTS AND RECURRING FAIR VALUE MEASUREMENTS

Warrant Liability

Prior to the Business Combination, B. Riley 150 issued 173,333 Private Placement Warrants with an exercise price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, as described in Note 7, Equity, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) were not transferable, assignable or salable until August 18, 2022, and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. The sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants can be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. Upon the Closing of the Business Combination, the Company has determined that the Private Placement Warrants are classified as liabilities and marked to market at each reporting period.

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

The key inputs into the Black-Scholes model in determining the fair value of the Private Placement Warrants were as follows at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Risk-free interest rate	3.7%	4.0%
Expected term (years)	4.3	4.5
Expected volatility	91.5%	53.3%
Exercise price	$11.50	$11.50
Dividend yield	0	0

The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability since the Closing Date:

(In thousands)
Warrant liabilities at July 19, 2022	$114
Change in fair value of warrant liabilities	(90)
Warrant liabilities at December 31, 2022	24
Change in fair value of warrant liabilities	(13)
Warrant liabilities at March 31, 2023	$11

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(In thousands)
		Quoted Prices in	Significant Other	Significant Other
	March 31,	Active Markets	Observable Inputs	Observable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Private Placement Warrants	$11	$—	$—	$11
Total	$11	$—	$—	$11

	(In thousands)
		Quoted Prices in	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Observable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Private Placement Warrants	$24	$—	$—	$24
Total	$24	$—	$—	$24

7.	EQUITY

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

The Company had 3,237,800 shares of Legacy FaZe’s preferred stock issued and outstanding as of December 31, 2021. As a result of the Business Combination, 3,237,800 shares of Legacy FaZe’s preferred stock outstanding as of the Closing Date were converted into shares of Legacy FaZe’s common stock on a one-to-one basis. Pursuant to the Company’s second amended and restated certificate of incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001. As of March 31, 2023, the Company had no shares of preferred stock issued and outstanding.

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

The Company had 74,046,058 of common stock and 71,551,887 shares of Legacy FaZe’s common stock issued and outstanding as of March 31, 2023 and December 31, 2022 respectively.

Earn-out Shares

As a result of the Business Combination, a number of shares of the Company’s common stock (the “Seller Earn Out”) equal to 6% of the sum of i) the total number of shares of the Company’s common stock issued and outstanding as of immediately after the Closing and ii) the total number of shares of the Company’s common stock equal to the product of the total number of net vested company option shares calculated as of immediately prior to the Closing and the Equity Value Exchange Ratio were issued and are subject to vesting and forfeiture conditions upon reaching certain volume-weighted average price (“VWAP”) per share during the period commencing 90 days after the Closing Date and ending five years after the Closing Date (“Earn-out Period”). Among other things further disclosed in the Merger Agreement, if the following events (“Trigger Event”) occurs on or before the five-year anniversary of the Business Combination:

●	the VWAP per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $12.00 for any 20 trading days within any period of 30 consecutive trading days, one-third (“First Target Earn-Out Shares”) shall immediately vest and no longer be subject to the forfeiture conditions;

●	the VWAP per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $14.00 for any 20 trading days within any period of 30 consecutive trading days, one-third (“Second Target Earn-Out Shares” and, together with the First Target Earn-Out Shares and the Second Target Earn-Out Shares, the “Earn-Out Shares”) shall immediately vest and no longer be subject to the forfeiture conditions;

●	the VWAP per share of the Company’s common stock at any point during the trading hours of a trading day is equal to or greater than $16.00 for any 20 trading days within any period of 30 consecutive trading days, one-third (“Third Target Earn-Out Shares”) shall immediately vest and no longer be subject to the forfeiture conditions;

●	in the event of a sale during the Earn-out Period, to the extent that the holders of the Company’s common stock receive sale price that is greater than or equal to the applicable closing price, any Earn-Out Shares that have not previously vested shall be deemed to have vested immediately prior to the closing of such sale, and the holders of any Earn-Out Shares deemed vested shall be eligible to participate in such sale with respect to the Sponsor Earn-Out Shares (as defined below) on the same terms, and subject to the same conditions, as apply to the holders of the Company’s common stock. Upon the consummation of the sale, the Earn-out Period shall terminate.

As a result of the Business Combination, among other things further disclosed in the Sponsor Support Agreement, dated as of October 24, 2021, by and among B. Riley Principal 150 Merger Corp., B. Riley Principal 150 Sponsor Co. LLC, and FaZe Clan Inc., the sponsors agreed that (x) an aggregate of 2,156,250 sponsor shares shall be fully vested and (y) an aggregate of 2,156,250 sponsor shares (the “Sponsor Earn-Out Shares”) shall be subject to vesting or forfeiture, during the Earn-out Period, at the time the Trigger Event mentioned above occurs.

The Earn-out Shares meet the accounting definition of a derivative financial instrument, are considered to be indexed to the Company’s common stock and meet other the conditions in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, to be classified as equity.

As of March 31, 2023, the Earn-Out Period had begun but vesting conditions had not yet been met.

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

As of March 31, 2023, all 5,750,000 Public Warrants remain outstanding.

8.	STOCK COMPENSATION EXPENSE

2022 Omnibus Incentive Plan

On October 24, 2021, the stockholders of the Company approved the 2022 Omnibus Incentive Plan (the “OIP”), which became effective as of the Closing Date of the Business Combination. The OIP allows grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stocks, restricted stock units, stock bonuses, other stock-based awards, cash awards, and substitute awards (“the “OIP Awards”) to selected officers, employees, partners, non-employee directors, independent contractors, and consultants. The Company has 12,358,689 shares of the Company’s common stock reserved for issuance pursuant to awards that may be granted under the OIP. As of March 31, 2023, 536,250 shares of the Company’s common stock are subject to restricted stock awards.

2022 Employee Stock Purchase Plan

On October 24, 2021, the stockholders of the Company approved the 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the Closing Date of the Business Combination. An aggregate of 1,791,416 shares of the Company’s common stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s fully diluted shares outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The maximum aggregate number of shares of common stock available for issuance under ESPP shall not exceed 75,000,000 shares. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Each eligible employee may authorize payroll deductions at a minimum of 1% up to a maximum of 15% on a pro rata basis for each pay period during an offering. Under the ESPP, the Company’s Board may designate the period of each offering, but no offering shall exceed 27 months in duration. Unless otherwise determined, the offering shall be for a purchase period of 6 months, beginning on the offering date and ending on the exercise date. The purchase price for each share shall be 85% of the fair market value of the Company’s common stock on the offering date or the exercise date, whichever is less. As of March 31, 2023, no awards have been granted under this plan.

Amended and Restated 2019 Equity Incentive Plan

The Company maintains an equity incentive plan established in October 2019, the Amended 2019 Equity Incentive Plan (the “Legacy FaZe Plan”). The Legacy FaZe Plan allows grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, generally to directors, employees, consultants and service providers. In July 2021, the Company’s Board amended the Legacy FaZe Plan and increased the maximum aggregate number of shares authorized to be issued to 10,500,000 shares of Legacy FaZe common stock, which is equivalent to 23,380,173 shares of the Company’s common stock calculated using the Equity Value Exchange Ratio. As of March 31, 2023, 16,378,227 shares of the Company’s common stock are issuable upon the vesting and exercise of stock options originally granted under the Legacy FaZe Plan, and 1,064,968 shares of the Company’s common stock are subject to restricted stock awards originally granted under the Legacy FaZe Plan.

The following table contains information about the Company’s equity compensation plans as of March 31, 2023:

	Awards		Awards
	Reserved for	Awards	Available for
	Issuance	Outstanding	Grant

2022 Omnibus Incentive Plan	12,358,689	1,271,917	11,086,772
2022 Employee Stock Purchase Plan	75,000,000	—	75,000,000
Amended 2019 Equity Incentive Plan	23,380,173	22,440,250	939,923

Stock Compensation Expense

Stock-based compensation expense for the periods presented was comprised of the following, which were included in general and administrative expenses within the Consolidated Statements of Operations:

	(In thousands)
	For the three months ended March 31,
	2023	2022
Stock options	$6	$56
Restricted stock awards	2,666	1,094
Total stock-based compensation expense	$2,672	$1,150

Options

The following is an analysis of the stock option grant activity during the three months ended March 31, 2023:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	18,863,654	$0.38	4.13
Granted	-	-	-
Exercised	(2,050,920)	0.38	-
Expired or forfeited	-	-	-
Outstanding March 31, 2023	16,812,734	$0.38	3.88

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	670,008	$0.38
Granted	-	-
Vested	(81,101)	0.38
Forfeited	-	-
Nonvested on March 31, 2023	588,907	$0.38

The Company recognized stock-based compensation expense related to options granted and vesting expense of $6 thousand during the three months ended March 31, 2023, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to options issued and vesting of $56 thousand during the three months ended March 31, 2022, which is included in general and administrative expenses.

During the three months ended March 31, 2023 and 2022, the Company granted a total of 0 and 0 options, respectively.

Warrants

The following is an analysis of the warrant grant activity during the three months ended March 31, 2023:

Vested and Nonvested Stock Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	5,923,333	$11.50	4.55
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding March 31, 2023	5,923,333	$11.50	4.30

During the three months ended March 31, 2023 and 2022, the Company granted a total of 0 and 0 warrants, respectively. As of March 31, 2023 there are no Nonvested Stock Warrants outstanding.

Restricted Stock Awards

A summary of Restricted Stock Awards (“RSAs”) issuances during the three months ended March 31, 2023 is as follows:

Nonvested RSAs	Number	Weighted Average Price
Nonvested December 31, 2022	1,649,962	$6.27
Granted	-	-
Vested	(48,744)	6.00
Forfeited	-
Nonvested March 31, 2023	1,601,218	$6.28

The Company recognized stock-based compensation expense related to RSAs granted and vesting expense of $2.5 million and $1.1 million during the three months ended March 31, 2023 and 2022, respectively, which is included in general and administrative expenses.

During the three months ended March 31, 2023 and 2022, the Company granted a total of 0 and 212,827 RSAs, respectively.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances during the three months ended March 31, 2023 is as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2022	702,417	$2.79
Granted	95,000	1.09
Vested	(57,250)	2.63
Forfeited	(4,500)
Nonvested March 31, 2023	735,667	$2.48

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $0 million and $0 during the three months ended March 31, 2023 and 2022, respectively, which is included in general and administrative expenses.

During the three months ended March 31, 2023 and 2022, the Company granted a total of 95,000 and 0 RSUs, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain business and residential facilities under operating lease agreements that specify minimum rentals with lease terms ranging from two to two and a half years. The Company’s rent expense for the three months ended March 31, 2023 and 2022 was $0.4 million and $0.4 million, respectively. Rent expense is included in general and administrative expense in the Consolidated Statements of Operations. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on March 31, 2023 and December 31, 2022 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

(In thousands)	Three months Ended March 31, 2023	Three months Ended March 31, 2022
Components of total lease costs:
Operating lease expense	$397	$407
Total lease costs	$397	$407

Lease Positions as of March 31, 2023 and December 31, 2022

ROU lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	March 31,	December 31,
(In thousands)	2023	2022
Assets
Right of use asset – long term	$2,319	$2,693
Total right of use asset	$2,319	$2,693
Liabilities
Operating lease liabilities – short term	$1,488	$1,488
Operating lease liabilities – long term	718	1,084
Total lease liability	$2,206	$2,572

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	1.4
Weighted average discount rate – operating leases	4%

Future minimum lease payments, which include non-cancelable operating leases at March 31, 2023, are as follows:

Year ending March 31,	(In thousands)
2023 (remainder)	$1,184
2024	1,087
2025	5
2026	3
Thereafter	-
Total minimum lease payment	$2,279

10.	LITIGATION

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

11.	LOSS PER SHARE

In accordance with the provisions of ASC 260, Earnings Per Share, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. The results of operations were net losses of $14,040 and $9,542 for the three months ended March 31, 2023 and 2022. The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the three months ended March 31, 2023 and 2022:

	(In thousands, except shares and per-share information)
	Three months ended March 31,
	2023	2022
Basic and diluted loss per share:

Net loss attributable to FaZe Holdings Inc., basic and diluted	$(14,040)	$(9,542)
Weighted-average common shares outstanding, basic and diluted	64,071,686	20,640,022
Net loss per share, basic and diluted	$(0.22)	$(0.46)

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

The Company had antidilutive shares for the three months ended March 31, 2023 and 2022. The following securities were not included in the computation of diluted shares outstanding for the three months ended March 31, 2023, and 2022 because the effect would be antidilutive:

	As of March 31, 2023	As of March 31, 2022
Convertible preferred stock	—	—
Public Warrants	5,750,000	5,750,000
Private Placement Warrants	173,333	173,333
Seller Earn-out	5,312,098	5,312,098
Sponsor Earn-out Shares	2,156,250	2,156,250
Legacy FaZe preferred warrant	—	—
Unvested restricted stock award	1,601,218	1,649,962
Unvested restricted stock units	735,667	1,124,674
Stock options	16,812,734	18,863,654
Total potentially dilutive common stock equivalents	32,541,300	35,029,971

12.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has evaluated subsequent events through May 12, 2023, which is the date the Condensed Consolidated Financial Statements were available for issuance.

On May 10, 2023, Company, and YA II PN, Ltd., a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (the “Investor”), entered into a Standby Equity Purchase Agreement (the “SEPA”).

The Company will have the right to issue and sell to the Investor, from time to time, as provided in the SEPA, and the Investor shall purchase from the Company, up to $25 million in aggregate gross purchase price (the “Commitment Amount”) of the newly issued shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) (each such sale, an “Advance”) by delivering written notice to the Investor (each, an “Advance Notice” and the date on which the Company is deemed to have delivered an Advance Notice, the “Advance Notice Date”). The Common Stock purchased pursuant to an Advance will be purchased at a price equal to 97% of the lowest daily VWAP of the Common Stock during the three consecutive trading days commencing on the Advance Notice Date. “VWAP” means, for any trading day, the daily volume weighted average price of the Common Stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

The issuance of the Common Stock under the SEPA will be subject to certain limitations, including that (i) the Investor may not purchase any Common Stock that would result in it owning more than 4.99% of the Company’s Common Stock or (ii) the aggregate number of Common Stock issued pursuant to the SEPA cannot exceed 19.9% of the Company’s Common Stock as of as of the date of the SEPA (referred to as the “Exchange Cap”). The Exchange Cap shall not be applicable if: (i) the Company’s stockholders have approved the issuance of Common Stock in excess of the Exchange Cap in accordance with the applicable rules of the Principal Market or (ii) to the extent that (and only for so long as) the average price for the issuance of Common Stock equals or exceed the lower of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the date of the SEPA; or (ii) the average Nasdaq Official Closing Price for the five Trading Days immediately preceding the date of the SEPA.
Pursuant to the terms of the SEPA, the Company shall prepare and file with the SEC a registration statement (the “Registration Statement”) or multiple Registration Statements registering for resale of the Common Stock issuable to the Investor under the SEPA. The Company in its sole discretion may choose when to file such Registration Statements; provided, however, that the Company shall not have the ability to request any Advances until the effectiveness of a Registration Statement.

As consideration for the Investor’s commitment to purchase Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, the Company will issue 487,995 shares of Common Stock to the Investor.

The SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA and (ii) the date on which the Investor shall have made payment of Common Stock pursuant to the SEPA for Common Stock equal to the Commitment Amount. The SEPA may be terminated at any time by the mutual written consent of the parties to the SEPA, effective as of the date of such mutual written consent unless otherwise provided in such written consent, or by the Company upon five trading days’ prior written notice to the Investor subject to the terms of the SEPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical Condensed Consolidated Financial Statements and the related notes included elsewhere in this report.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of present or historical fact included in this report, including statements regarding the Company’s strategy, future operations and financial performance, estimated financial position, estimated revenue and losses, projections of market opportunity and market share, projected costs, prospects, plans and objectives of management are forward-looking statements. These forward-looking statements generally are identified by the words “budget,” “could,” “forecast,” “future,” “might,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seem,” “seek,” “strive,” “would,” “should,” “may,” “believe,” “intend,” “expect,” “will,” “continue,” “increase,” and/or similar expressions that concern strategy, plans or intentions, but the absence of these words does not mean that a statement is not forward-looking. Such statements are based on management’s belief or interpretation of information currently available. These forward-looking statements are based on various assumptions, whether or not identified herein, and on the current expectations of management and are not predictions of actual performance. Because forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions, whether or not identified in this report, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Many factors could cause actual results and conditions (financial or otherwise) to differ materially from those indicated in the forward-looking statements, including but not limited to: the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs; litigation and regulatory proceedings relating to our business, including the ability to adequately protect our intellectual property rights; our limited operating history and uncertain future prospects and rate of growth due to our limited operating history; our ability to continue to monetize our platform; our ability to grow market share in our existing markets or any new markets we may enter; our ability to maintain and grow the strength of our brand reputation; our ability to manage our growth effectively; our ability to retain existing and attract new Esports professionals, content creators and influencers; our success in retaining or recruiting, or changes required in, our officers, directors and other key employees or independent contractors; our ability to maintain and strengthen our community of brand partners, engaged consumers, content creators, influencers and Esports professionals, and the success of our strategic relationships with these and other third parties; risks related to data security and privacy, including the risk of cyber-attacks or other security incidents; our ability to secure future financing, if needed, and our ability to repay any future indebtedness when due; the impact of the regulatory environment in our industry and complexities with compliance related to such environment, including our ability to comply with complex regulatory requirements; our ability to maintain an effective system of internal control over financial reporting; our ability to respond to general economic conditions, including market interest rates; and other risks identified in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the SEC.

These forward-looking statements are provided for illustrative purposes only and are not intended to serve as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Forward-looking statements speak only as of the date they are made. While the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. These forward-looking statements should not be relied upon as representing the Company’s assessments as of any date subsequent to the date of this report. Accordingly, undue reliance should not be placed upon the forward-looking statements.

Our Business

We are a digitally-native lifestyle and media brand founded and rooted in gaming and youth culture.

We are at the forefront of the global creator economy, which is an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. With a leading digital content platform created for and by Generation Z and Millennials, we have established a highly engaged and growing global fanbase, with social media reach (see our key performance indicator, “Total Reach”) of over 509 million as of March 31, 2023, which number, as explained in our discussion of “Key Performance Indicators” also includes the accounts of individual members of FaZe’ talent team.

We produce engaging content, merchandise, consumer products and experiences, and create advertising and sponsorship programs for leading national brands. With approximately 84% of our audience between the ages of 13-34 as of March 31, 2023, we have unlocked key relationships with a coveted demographic that has long proven difficult to reach for traditional media companies and advertisers. We have several revenue streams including brand sponsorships, content, consumer products, and Esports.

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

Compared to 2022, our revenues and gross profit in 2023 decreased. This change was primarily driven by decrease in the Brand sponsorship business and secondarily by Content business. Brand sponsorship revenue decreased by $1.8 million primarily due to the timing of the execution of new sponsorship deals for the financial period 2023. Content revenue decreased by $1.7, this reduction is related to a content library sale which occurred in 2022, in 2023 no content library sales have occurred. In addition, the Company had increased costs in compensation and benefits, stock compensation expense and professional services fees as a result of the growth of the business and of becoming a public company. As a result, Net Loss for the three months ended March 31, 2023 increased to $14.0 million, compared to $9.5 million for the three months ended March 31, 2022. See the “Results of Operations” subsection for further details. The following table summarizes our financial results for the three months ended March 31, 2023 and 2022.

	Three months ended
	March 31,
(In thousands)	2023	2022
Total Revenues	$12,550	$15,804
Gross Profit	469	3,593
Net Loss	(14,040)	(9,542)
Adjusted EBITDA(1)	(9,962)	(6,133)

(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for our definition of, and additional information about, adjusted EBITDA and for a reconciliation to net loss, the most directly comparable U.S. GAAP financial measure.

Key Performance Indicators

In addition to U.S. GAAP and non-GAAP financial measures, we regularly review several metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial plans and make strategic decisions. Our key metrics are calculated using internal company data based on the activity of fan accounts and the metrics described below. While these numbers are based on what we believe to be reasonable estimates of our fanbase for the applicable period of measurement, there are inherent challenges in measuring usage of our platform across large online and mobile populations around the world. The methodologies used to measure these metrics require significant judgment. Increases or decreases in our key performance indicators may not correspond with increases or decreases in our revenue.

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

We find Total Reach to be a useful metric for predicting future revenues because, as an audience-driven company, we generally interpret an increase in our Total Reach to signal an overall increase in the strength of our brand and to represent a corresponding increase in the number of opportunities for our content to reach our audience and expose them to our brand, content and products, which may drive additional monetization opportunities through increased engagement with FaZe. Further, we believe the fact that an individual follows FaZe across multiple platforms or follows several FaZe content creators may signal their amenability to purchase our products, grow the FaZe community by engaging with other fans and continue consuming our content in the future. In addition, we believe each fan added to our Total Reach represents a new avenue through which we can reach additional fans as they spread awareness of our brand by sharing and posting about FaZe content to their own followers. Individuals who follow or subscribe to FaZe content on multiple platforms represent multiple such avenues, and the more their followers differ between platforms, the more avenues are opened to FaZe content. We believe an increase in Total Reach also signals our ability to attract additional sponsorships and sponsorship deals or sell consumer products. However, an increase in Total Reach may not directly result in an increase in content revenues. Our Total Reach includes fans of the channels of certain popular celebrity members of FaZe that we have contractually agreed not to directly monetize, including Calvin “Snoop Dogg” Cordozar Broadus Jr. An increase in Total Reach from fans on such channels will not directly result in an increase in content revenue. Nonetheless, we expect our partnerships with these celebrity members of FaZe to result in increased engagement as a result of cross-exposure to our brand through their channels, which strengthens the FaZe brand and which we believe will further increase our Total Reach and can indirectly increase our revenue over time. Additionally, when our Total Reach increases, our content and other revenues may not increase immediately given the lag time between when subscriptions are recorded and when we are able to monetize subscriptions, including generating Google AdSense revenues, selling consumer products and leveraging our Total Reach metric to attract additional sponsors and sponsorship deals. Conversely, a decrease in our Total Reach may be an indicator of an unfavorable trend in future revenues. Therefore, we use the Total Reach metric for revenue planning, although the numerical correlation between Total Reach and future revenues varies and cannot be precisely predicted in either the short term or long term.

The timing difference between a change in Total Reach and change in revenues may be particularly pronounced if the change in Total Reach metric reflects a large spike or large drop as the result of adding a channel to our network or removing a channel from our network. That is, if we sign a contract with a new talent member who has a large pre-existing pool of social media subscribers, our Total Reach will also increase as these pre-existing subscribers are added to our Total Reach metric. For example, our Total Reach increased significantly between March 31, 2022 and March 31, 2023, primarily due to Calvin “Snoop Dogg” Cordozar Broadus Jr. joining as a member of FaZe’s talent network. Conversely, if talent members leave the FaZe network due to contract expiration or termination, we record an immediate decrease in our Total Reach in an amount equal to the Total Reach of the talent that left the FaZe network. When we have a spike or drop in Total Reach due to the various circumstances described above, we do not expect to necessarily see immediate spikes or drops in content and other revenues but may see future changes in revenues given the lag time described in the preceding paragraph.

	As of March 31,
(In thousands)	2023	2022
Total Reach(1)	508,799	498,142
YouTube	131,628	130,513
Twitter	177,516	173,634
Instagram	80,410	80,962
TikTok	35,796	37,314
Twitch	83,449	75,719

(1)	The Total Reach amount includes subscribers of channels for Calvin “Snoop Dogg” Cordozar Broadus Jr. and certain other celebrity talent that FaZe is not contractually allowed to directly monetize. Such channels contributed to a Total Reach of 208.6 million and 188.0 million as of March 31, 2023 and March 31, 2022, respectively. Therefore, channels that FaZe is contractually allowed to directly monetize contributed to a Total Reach of 300.2 million and 310.1 million as of March 31, 2023 and March 31, 2022, respectively. Subscribers of channels for Snoop Dogg will no longer be included in these numbers starting April 1, 2023 which will result in a substantial decease of total reach.

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

	As of March 31,
(In thousands)	2023	2022
Aggregate YouTube Subscribers	131,628	130,513
Company Programmed FaZe Clan YouTube Channel Subscribers	8,924	8,820
FaZe Co-branded Channel Subscribers	112,730	112,638
FaZe Affiliated Channels(1)	9,974	9,055

(1)	FaZe Affiliated Channels are channels that are not co-branded but are closely affiliated with our talent. This includes Calvin “Snoop Dogg” Cordozar Broadus Jr., All Grown Up, and Nuke Squad.

Average Revenue per YouTube Subscriber (“ARPU”)

ARPU is defined as our total consolidated U.S. GAAP revenues for the selected period divided by our total Aggregate YouTube Subscribers as of period end. We believe ARPU is an indicator of how effective we are at monetizing our Aggregate YouTube Subscribers. A high ARPU may reflect that we are monetizing our audience effectively and, conversely, a low ARPU may reflect the opportunity for additional monetization with respect to our Aggregate YouTube Subscribers. Please see above for the assumptions underlying the calculation of our Aggregate YouTube Subscribers.

While we believe changes in our total consolidated U.S. GAAP revenues are correlated with our Aggregate YouTube Subscribers over the long term, there may be short term dislocations in the metric due to timing differences in audience growth and monetization. For example, our Aggregate YouTube Subscribers may grow more quickly when compared to our revenues due to the lag time related to the monetization of our Aggregate YouTube Subscribers, as described in the “Aggregate YouTube Subscribers” subsection above, resulting in lower or unchanged period over period ARPU, especially if we gain additional Aggregate YouTube Subscribers toward the end of a reporting period. Conversely, if we lose Aggregate YouTube Subscribers toward the end of a reporting period, we may see decreased or relatively flat Aggregate YouTube Subscribers, whereas the full period will not reflect the revenue impact of the decreased monetization potential.

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

	Three months ended
	March 31,
(In thousands)	2023	2022
ARPU	$0.10	$0.54

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

We believe this metric provides insight into the drivers of changes in our brand sponsorships revenue. Our brand sponsorships revenue is most closely aligned with this metric, as our brand sponsorship revenue is correlated with increases in Total Number of Significant Sponsors.

	Three months ended
	March 31,
	2023	2022
Total Significant Sponsors	9	9

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

We attribute our growth in part to the diverse content we have developed and produced in the form of digital media, social media, consumer products sales, and livestreaming events distributed across several platforms including YouTube, Twitch,, Instagram, Twitter, and TikTok. Further, our brand, which is a digital native lifestyle brand rooted in gaming and youth culture, is well-positioned for future opportunities in areas such as subscription offerings, live events, fan clubs, virtual dining concepts, game publisher collaborations, Web3 and the general growth and adoption of the metaverse, and interconnected digital reality.

As a leading digital content platform created for and by Generation Z and Millennials, we have established a highly engaged growing global fanbase, with a Total Reach of over 509 million as of March 31, 2023, including those of individual members of FaZe (see “Key Performance Indicators — Total Reach”).

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

COVID-19

Due to the COVID-19 pandemic, our operating results for the three months ended March 31, 2023 and 2022 may not be comparable to past and future periods. As a result of changed consumer behavior under COVID-19 lock-down orders, the already-growing online gaming and digital content industries saw a major uptick in video game usage, streaming viewership, content viewership, console sales, and more users on many gaming platforms. This helped further accelerate the pre-pandemic growth in popularity of our content creators and the FaZe content channels, and made the content we offer a bigger part of mainstream digital entertainment. On average, our content creators have seen an increase in viewership since the start of the pandemic and while still strong, viewership on FaZe’s YouTube channel and certain of FaZe’s talent YouTube channels is down from the highest levels experienced during pandemic stay-at-home measures.

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

●	Content: We generate original content that we monetize through Google’s AdSense service, which permits Google to place paid advertisements on FaZe branded YouTube sites. Revenue is generated when the advertisement is viewed on a “cost per view” or “cost per click” basis. Each time a fan views a FaZe-programmed YouTube page, Google will display an advertisement to the fan. Depending on the type of advertisement the advertiser agrees to with Google, the advertiser agrees to pay Google based on the number of views or the number of times a fan clicks on the advertisement. This cost per view or cost per click can vary substantially depending on the channel, content, and seasonality. Google pays us a percentage of what Google charges the advertiser, and we receive reporting from Google, which we use to recognize revenue on a revenue-per-thousand playbacks basis, which represents a blend of cost per view and cost per click advertisements.

●	Consumer Products: We sell consumer products directly to end users online (predominantly on our website but also on other websites, including those of our partners) and at events.

●	Esports: Our Esports revenue consists of league participation revenue, prize money, player transfer fee revenue, and licensing of intellectual property revenue. League participation revenue is generated from our participation in closed Esports leagues, which historically share net revenue between all partnered teams on a pro rata basis, with FaZe receiving between 4% and 8%, subject to a minimum guarantee. Prize money is earned by competing in organized competitions and successfully placing at a level where the organizer has offered a prize. Prize money is typically paid to FaZe by the competition organizer and we will then distribute a percentage of the money to players based on contractually agreed terms. Player transfer fee revenue is earned through player transfer agreements which compensate FaZe for the release of a team member from their agreement with FaZe. Licensing of intellectual property revenue is royalty revenue in connection with the usage of our brand logo during each game or tournament.

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

Interest Expense, Net

We incurred interest expense from our outstanding debt obligations, including our senior convertible promissory note issued in 2020, our other convertible promissory notes issued in 2020 and 2021, the PPP loan (defined below) and the 2022 B. Riley Term Loan (defined below). On July 19, 2022, we completed the Business Combination, upon which all convertible notes were converted into common stock and other debts were paid in full with the proceeds of the Merger. After the consummation of the Business Combination on July 19, 2022 and as of March 31, 2023, the Company does not have any outstanding debt long-term. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Change in Fair Value of Warrant Liabilities

We incur a change in fair value of warrant liabilities as a result of remeasuring our warrant liabilities each reporting period. See “Note 6, Private Placement Warrants and Recurring Fair Value Measurements, of the notes to the Condensed Consolidated Financial Statements for additional information.

Other (Income)/Expense

Other (income)/expense consists primarily of miscellaneous expenses and foreign currency gain or loss.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods indicated, and the respective changes between comparative periods.

	The three months ended March 31,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Total revenues	12,550	15,804	(3,254)	(20.6)%
Cost of revenues	12,081	12,211	(130)	(1.1)%
Gross Profit	469	3,593	(3,124)	(86.9)%
Operating Expenses:
General and administrative	13,877	10,128	3,749	37.0%
Sales and marketing	213	1,145	(932)	(81.4)%
Loss from operations	(13,621)	(7,680)	(5,941)	77.4%
Other (income)/expense:
Interest expense, net	(162)	1,851	(2,013)	(108.8)%
Change in fair value of warrant liabilities	(13)	-	(13)	(100.0)%
Other (income)/expense	594	11	583	5300.0%
Total other (income)/expense:	419	1,862	(1,443)	(77.5)%
Net Income (Loss)	(14,040)	(9,542)	(4,498)	(47.1)%

Comparison of the three months ended March 31, 2023 and 2022

Net Income (Loss)

Net loss increased by $4.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The Company’s revenues decreased by $3.3 million while general and administrative expenses increased by $1.5 million in total.

Revenues

Revenues decreased by $3.3 million, or 21% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This change was primarily driven by decrease in the Brand sponsorships business and secondarily by Content business. Brand sponsorships revenue decreased by $1.8 million primarily due to the timing of the execution of new sponsorship deals for the financial period 2023. Content revenue decreased by $1.7 million, the reduction is related to a content library sale which occurred in 2022, in 2023 no content library sales have occurred.

The following table presents the Company’s revenue by type for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Brand sponsorships	$6,263	$8,060	(1,797)	(22.3)%
Content	3,028	4,681	(1,653)	(35.3)%
Consumer products	388	403	(15)	(3.7)%
Esports	2,847	2,426	421	17.4%
Other	24	234	(210)	(89.7)%
Total revenue	$12,550	$15,804	(3,254)	(20.6)%

Cost of Revenues

Cost of revenue decreased by $0.1 million, or 1% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Content costs decreased by $1.3 million primarily as a function of lower content revenues, which decreased year-over-year due to the normalization of post-pandemic viewing habits of our audience on YouTube, our most important content platform. The consumer products costs of $0.4 million for the three months ended March 31, 2023 has relatively stayed the same compared to the three months ended March 31, 2022. The increase in Esports costs of $1.4 million was due prize money costs provided to talent members of $1.3 million.

General and Administrative

General and administrative expenses increased by $3.7 million, or 37% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the cost of becoming a public company, and an increase in compliance and operational staffing. Our compensation and benefits costs increased by $2 million due to increased salaries and one time severance with respect to company restructuring. For the three months ended March 31, 2023, we also experienced a $1.5 million increase in non-cash stock compensation expense due to the vesting of stock option grants made in the first quarter of 2023. Legal professional fees increased by $0.4 million. Non-legal professional service fees decreased $0.3 million, in connection with better cost management of our business. Insurance expenses increased by $1 million, rent and premises costs decreased by $0.1 million, depreciation and amortization increased by $0.4 million.

Sales and Marketing

Sales and marketing expenses decreased by $0.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an overall decrease in marketing activities.

Interest Expense, Net

Net interest expense decreased by $2.0 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. As result of the Business Combination, all convertible notes were converted into common stock and other debts were paid in cash with the proceeds from the Business Combination. After the consummation of the Business Combination on July 19, 2022 and as of March 31, 2023, the Company does not have any outstanding long-term debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Other (Income)/Expense

Other expense increased by $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, other expense primarily includes a legal settlement related to miscellaneous expenses related to Pre-SPAC matter during the period, details about the settlement are confidential.

Non-GAAP Information

Adjusted EBITDA, a non-GAAP measure, is a performance measure that we use to supplement our results presented in accordance with U.S. GAAP. Adjusted EBITDA is defined as net loss before share-based compensation expense, foreign currency gains and losses, interest expense, impairment of content assets, depreciation and amortization, change in fair value of warrant liabilities, loss on debt extinguishment, and non-recurring, non-operating expenses, such as severance. Adjusted EBITDA is used by the FaZe board and management as a key factor in determining the quality of our earnings (loss).

Adjusted EBITDA is a performance measure that we believe is useful to investors and analysts because it helps illustrate the underlying financial and business trends relating to our core, recurring results of operations and also enhances comparability between periods.

Adjusted EBITDA is not a recognized measure under U.S. GAAP and is not intended to be a substitute for any U.S. GAAP financial measure and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. Investors should exercise caution in comparing our non-GAAP measure to any similarly titled measure used by other companies. This non-GAAP measure excludes certain items required by U.S. GAAP and should not be considered as an alternative to information reported in accordance with U.S. GAAP.

The table below presents our adjusted EBITDA, reconciled to our net loss for the periods indicated.

	March 31,
(In thousands)	2023	2022
Net loss	$(14,040)	$(9,542)
Adjusted for:
Share-based compensation expense	2,673	1,150
Restructuring severance/recruiting/retention expense	318	161
Foreign exchange loss	1	—
Interest expense	(162)	1,851
Depreciation and amortization of property and equipment	464	122
Amortization of intangible asset	203	114
Change in fair value of warrant liabilities (1)	(13)	—
Other, net	594	11
Adjusted EBITDA	$(9,962)	$(6,133)

(1)	Represents the change in the fair value of the Private Placement Warrants liability. (See Note 6)

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

While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, as well as a more uncertain macro-economic environment than during the closing of the Business Combination are difficult to assess or predict, the impact of these events may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Nonetheless, the Company believes it has sufficient resources to fund its operations at least until twelve months from the date of issuance of these financial statements.

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

As of March 31, 2023, our principal sources of liquidity were our cash in the amount of $26.8 million.

As of March 31, 2023, the Company had 173,333 private placement warrants outstanding with an exercise price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, described in Note 7, Equity, of the notes to the consolidated financial statements, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) were not transferable, assignable or salable until August 18, 2022 and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. During the three months ended March 31, 2023, there was no exercise of any Private Placement Warrants.

Other Contractual Obligations, Commitments and Contingencies

We may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. Legal settlements were immaterial for the three months ended March 31, 2023 and for the three months ended March 31, 2022.

Our future contractual commitments related to future minimum payments for non-cancelable operating lease obligations at March 31, 2023 are $1.2 million, $1.1 million for 2024, and $0.0 million for 2025 and thereafter.

Cash Flows — The three months ended March 31, 2023 and March 31, 2022

The following table summarizes our cash flows for the periods indicated (In thousands):

	Three months ended March 31,
	2023	2022	$ Change	% Change
Net cash used in operating activities	$(11,338)	$(9,710)	(1,628)	(16.8)%
Net cash used in investing activities	(114)	(2,067)	1,953	94.5%
Net cash provided by financing activities	1,079	9,339	(8,260)	(88.4)%
Net increase (decrease) in cash and restricted cash	(10,373)	(2,438)	(7,935)	(325.5)%
Cash and restricted cash, beginning of period	37,807	17,618	20,189	114.6%
Cash and restricted cash, end of period	$27,434	$15,180	12,254	80.7%

Cash Flows Used in Operating Activities

We used $11.3 million more in cash for operating activities in the three months ended March 31, 2023 compared with $9.7 million used in the three months ended March 31, 2022, an increase of $1.6 million. This change was largely related to the changes in net loss of $14.0 million explained in the “Results of Operations” section, offset by the impact of various non-cash charges of $4.4 million explained in further detail below.

Net cash used in operating activities was $11.3 million for the three months ended March 31, 2023. Our net loss of $14.0 million was partially comprised of non-cash charges: stock-based compensation expense of $2.5 million, depreciation and amortization of $0.7 million, and bad debt expense of $0.8 million. Additionally, during the three months ended March 31, 2023, changes in operating assets and liabilities decreased cash flows used in operations by $1.4 million, primarily due to a combination of an increase in accounts receivable of $3.8 million, a decrease in contract assets of $1.0 million, an increase in prepaid expenses and other assets of $1.9 million, a decrease in accounts payable and accrued expenses of $5.1 million and a decrease in contract liabilities of $1.0 million.

Net cash used in operating activities was $9.7 million for the three months ended March 31, 2022. Our net loss of $9.5 million was partially offset by non-cash interest expenses of $1.9 million, stock-based compensation expense of $1.2 million, and depreciation and amortization of $0.2 million. Additionally, during the three months ended March 31, 2022, changes in operating assets and liabilities used cash flows from operations of $3.1 million, primarily due to an increase in accounts receivable, and prepaid expenses of $0.8 million and $0.2 million, respectively, as well as an increase in accounts payable and accrued expenses of $0.7 million and contract liabilities of $3.3 million.

Cash Flows Used in Investing Activities

We generated $2.0 million more in cash from investing activities in the three months ended March 31, 2023 compared with the three months ended March 31, 2022 primarily due to decrease in purchases of property, plant and equipment of $1.8 million and purchases of intangible assets of $0.2 million.

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2023 was due to purchases and leasehold improvements of property, plant and equipment of $0.2 million.

Net cash used in investing activities of $2.1 million for the three months ended March 31, 2022, was primarily due to purchases of property, plant, and equipment of $1.9 million and purchases of intangible assets of $0.1 million.

Cash Flows Provided by Financing Activities

We generated $8.3 million less cash from financing activities in the three months ended March 31, 2023 compared with the three months ended March 31, 2022, primarily due to proceeds from issuance of term loan of $10.0 million and proceeds from the issuance of common stock in connection with the exercise of stock options of $0.1 million.

Net cash provided by financing activities of $1.1 million for the three months ended March 31, 2023 was due to proceeds from the issuance of common stock in connection with the exercise of stock options of $0.8 million.

Net cash provided by financing activities of $9.3 million for the three months ended March 31, 2022, was primarily due to proceeds from loan principal of $10 million and debt issuance costs of $0.7 million.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Preparation of the financial statements requires our management to make judgments, estimates and assumptions that impact the reported amount of net sales and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements. Our critical accounting policies are described below.

Revenue Recognition and Contract Balances

Effective January 1, 2019, we adopted the new accounting standard under ASC 606, Revenue from Contracts with Customers (“ASC 606”) and related amendments, using the modified retrospective transition method for all contracts. Based on our assessment, the adoption of ASC 606 did not have a material impact to the Company’s Condensed Consolidated Financial Statements and there were no material differences between the Company’s adoption of ASC 606 and its historic accounting under ASC 605, Revenue Recognition. For further information regarding the impact of the adoption of this standard, refer to Note 3, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements.

The below describes our revenue recognition policies and significant judgments in further detail:

Brand Sponsorships

The Company offers advertisers a full range of promotional initiatives, including but not limited to online advertising, livestream announcements, content generation, social media posts, logo placement on the Company’s official merchandise, and special appearances of members of the Company’s talent roster. The Company’s brand sponsorship agreements may include multiple services that are capable of being individually distinct; however, the intended benefit is an association with the Company’s brand, and the services are not distinct within the context of the contracts. Revenues from brand sponsorship agreements are recognized ratably over the contract term. Payment terms and conditions vary, but payments are generally due periodically throughout the term of the contract. In instances where the timing of revenue recognition differs from the timing of billing, management has determined the brand sponsorship agreements generally do not include a significant financing component.

Content

The Company and our talent roster generate and produce original content, which the Company monetizes through Google’s AdSense service. Revenue is variable and is earned when the visitor views or “clicks through” on the advertisement. The amount of revenue earned is reported to the Company monthly and is recognized upon receipt of the report of viewership activity. Payment terms and conditions vary, but payments are generally due within 30 to 45 days after the end of each month.

The Company grants exclusive licenses to customers for certain content produced by the Company’s talent. The Company grants the customer a license to the intellectual property, which is the content and its use in generating advertising revenues, for a pre-determined period, for an amount paid by the customer, in most instances, upon execution of the contract. The Company’s only performance obligation is to license the content for use in generating advertising revenues, and the Company recognizes the full contract amount at the point at which the Company provides the customer access to the content, which is at the execution of the contract. The Company has no further performance obligations under these types of contracts and does not anticipate generating any additional revenue from these arrangements apart from the contract amount.

Principal Versus Agent Considerations

A significant amount of the Company’s brand sponsorship and content revenues are generated from the Company’s talent, who are under multi-year contracts. The Company’s talent consists of independent contractors, whose compensation is tied to the revenue that they generate. Management has evaluated the terms of the Company’s brand sponsorship and content agreements and has concluded the Company is the principal. Brand sponsorship and content revenues are reported on a gross basis, while revenue-sharing and other fees paid to the Company’s talent are recorded as cost of revenues. The Company owns the brand and intellectual property, takes primary responsibility for delivery of services, and exercises control over content generation and monetization. The Company contracts directly with Google on its Company operated channels, and the talent contracts directly with Google on their own channels. As part of the Company’s contracts with its talent, the Company agrees to serve talent’s management company as it relates to specific types of work the talent may perform, including content creation and advertising revenue generated from the content. While the talent owns the content they create while they are under contract with the Company, the talent grants the Company an exclusive perpetual license to the content, and the Company grants limited usage rights of that content back to the talent, conditional upon them complying with their contract. Furthermore, all income earned from services provided by the talent related to gaming, Esports, content creation, or the business of the Company, which includes revenue from advertising via talent content, is subject to the talent agreement and is payable to the Company. In addition, the Company’s contracts with its talent specify rules and restrictions on the content the talent can create and post. As such, through its contracts with talent, the Company is the principal because the Company is the entity exercising primary control over the content generated in the YouTube channels being monetized.

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

Transaction Price Allocated to the Remaining Performance Obligations

For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2022, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of March 31, 2022 were not material.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. Warrants that meet the definition of a derivative financial instrument and the equity scope exception in ASC 815-10-15-74(a) are classified as equity, and are not subject to remeasurement provided that the Company continues to meet the criteria for equity classification. Warrants that are accounted for as equity-classified are further discussed in Note 7, Equity, of the notes to the consolidated financial statements. Warrants that are classified as liabilities are accounted for at fair value and remeasured at each reporting date until exercise, expiration, or modification that results in equity classification. Any change in the fair value of the warrants is recognized as change in fair value of warrant liabilities in the Consolidated Statements of Operations. The classification of warrants, including whether warrants should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The fair value of liability-classified warrants is determined using the Black-Scholes options pricing model (“Black-Scholes model”) which includes Level 3 inputs as further discussed in Note 6, Private Placement Warrants and Recurring Fair Value Measurements, of the notes to the consolidated financial statements.

Stock-Based Compensation

We recognize the cost of stock-based awards granted to FaZe employees, directors, and nonemployee consultants based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We have elected to recognize the effect of forfeitures in the period they occur.

Based on the early stage of our company’s development and other relevant factors, we determined that an Option Pricing Model (“OPM”) was the most appropriate method for allocating FaZe’s enterprise value to determine the estimated fair value of common stock. Application of the OPM involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding the Company’s expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. Specifically, we have historically used the back solve analysis to estimate the fair value of our common stock, which derives the implied equity value for one type of equity security from a contemporaneous transaction involving another type of security (shares of our preferred stock in this instance).

The estimates utilized in determining the grant date fair value for new awards are no longer necessary now that our shares are publicly traded. The grant date fair value of our common stock was determined with the assistance of an independent third-party valuation specialist.

We specifically determine the fair value of FaZe stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

●	Expected Term — We use the simplified method when calculating the expected term due to insufficient historical exercise data.

●	Expected Volatility — As our stock has recently become publicly traded, the volatility is based on a benchmark of comparable companies within our peer group.

●	Expected Dividend Yield — The dividend rate used is zero as we have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

●	Risk-Free Interest Rate — The interest rates used are based on the implied yield available on a U.S. Treasury zero-coupon instrument with an equivalent remaining term equal to the expected life of the award.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of “more likely than not” that they will be realized in the future, a valuation allowance is recorded. We have considered our history of cumulative tax and book losses incurred since inception, and other positive and negative evidence, and have concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of March 31, 2023 or as of March 31, 2022.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense, if applicable income tax returns remain open for examination by applicable authorities, generally three years from filing for federal and four years for state. We would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through March 31, 2023.

Income tax expense for the three months ended March 31, 2023 and 2022 is based on the estimated annual effective tax rate. The Company expects a 0% estimated annual effective tax rate for 2023. No income tax expense was recognized for the three months ended March 31, 2023 or 2022.

Recently Adopted and Issued Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, of the notes to the consolidated financial statements, for recently adopted accounting pronouncements and recently issued accounting pronouncements that may have an impact on future results but that have not yet been adopted as of the date of the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the identification of two material weakness in our internal control over financial reporting relating to the following: Inadequate design of information technology (IT) general and application controls resulting from inappropriate access given to certain individuals within finance, including the Chief Financial Officer and Controller; lack of adequate segregation of duties within a significant account of processes; and lack of adequate and timely review of accounts and reconciliations resulting in material audit adjustments and significant post-closing adjustments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. In light of the material weaknesses discussed above, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our remediation plans and the steps taken at this time include hiring experienced personnel, providing enhanced access to accounting literature, research materials and documents and increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented and after being in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or may determine to modify our remediation plan. Management will test and evaluate the implementation of these modifications to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are, from time to time, subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. We are not currently a party to any such claims, lawsuits or proceedings, the outcome of which, if determined adversely to us, we believe would, individually or in the aggregate, be material to our business or result in a material adverse effect on our future operating results, financial condition or cash flows. See Note 10, Litigation, of the notes to the Condensed Consolidated Financial Statements for additional information.

Item 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results.

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

In an effort to regain compliance with the Bid Price Rule, we intend to seek stockholder approval at our 2023 annual meeting to enable the FaZe Board to effect a reverse split of our Common Stock at a ratio of 1-for-20 or 1-for-30, as determined by the FaZe Board at a later date. Reducing the number of outstanding shares of our Common Stock through a reverse stock split is intended, absent other factors, to increase the per share trading price of our Common Stock and may make our Common Stock more attractive to a broader range of institutional and other investors. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the per share trading price of our Common Stock. As a result, there can be no assurance that a reverse stock split, if completed, will result in the intended benefits described above, that the per share trading price of our Common Stock will increase following the reverse stock split or that the per share trading price of our Common Stock will not decrease in the future. In addition, there can be no assurance that:

●	the market price per share of our Common Stock after a reverse split will rise in proportion to the reduction in the number of shares of our Common Stock outstanding before a reverse stock split;

●	a reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;

●	that implementation of a reverse stock split won’t lead to reduced trading and a smaller number of market makers for our Common Stock, particularly if the price per share of our Common Stock does not increase as a result of the reverse stock split; or

●	we will continue to meet the requirements for trading on Nasdaq.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit Index

Exhibit No.
10.1	Standby Equity Purchase Agreement between FaZe Holdings Inc. and Tamara Brandt, dated January 15, 2023

10.2	Advisory Agreement between FaZe Holdings Inc. and Tamara Brandt, dated January 15, 2023

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAZE HOLDINGS INC.

Date: May 15, 2023	By:	/s/ Lee Trink
	Name:	Lee Trink
	Title:	Chief Executive Officer
(Principal Executive Officer)

FAZE HOLDINGS INC.

Date: May 15, 2023	By:	/s/ Christoph Pachler
	Name:	Christoph Pachler
	Title:	Chief Financial Officer
(Principal Financial Officer)