Form 10-Q
period 2023-06-30
FaZe Holdings Inc.
filed 2023-08-14
CIK 1839360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, there were 76,329,689 shares of common stock, par value $0.0001 per share, issued and outstanding.

FaZe Holdings Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FaZe Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$21,225	$37,207
Accounts receivable, net	2,854	8,525
Contract assets	9,156	6,223
Prepaid expenses and other assets	3,665	6,768
Total Current Assets	36,900	58,723
Restricted cash	600	600
Property, equipment and leasehold improvements, net	2,999	3,821
Operating lease right-of-use assets	1,942	2,693
Intangible assets, net	547	848
Other long-term assets	700	553
TOTAL ASSETS	$43,688	$67,238
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$11,864	$14,397
Contract liabilities	1,948	3,494
Operating lease liabilities, current	1,488	1,488
Total Current Liabilities	15,300	19,379
Warrant liabilities	11	24
Operating lease liabilities, non-current	348	1,084
Total Liabilities	15,659	20,487
COMMITMENTS AND CONTINGENCIES (Note 9)
MEZZANINE EQUITY:
Series A preferred stock, $0.00001 par value, 3,545,529 shares authorized at June 30, 2023 and 2022, respectively, zero share shares issued and outstanding at June 30, 2023 and 2022.	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares of the Company’s preferred stock authorized at June 30, 2023; zero share of the Company’s preferred stock issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value at June 30, 2023 and December 31, 2022, respectively; 500,000,000 and 500,000,000 shares of common stock authorized at June 30, 2023 and December 31, 2022, respectively; 75,688,236 and 71,511,887 shares of common stock issued and outstanding at June 30, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	337,359	327,686
Accumulated deficit	(309,338)	(280,942)
Total Stockholders’ Equity	28,029	46,751
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$43,688	$67,238

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share information)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$11,689	$18,805	$24,239	$34,609
Cost of revenues	9,839	12,877	21,920	25,088
Gross profit	1,850	5,928	2,319	9,521
Operating expenses:
General and administrative	16,135	11,058	30,012	21,186
Sales and marketing	142	933	355	2,078
Impairment of content asset	—	1,073	—	1,073
Loss from operations	(14,427)	(7,136)	(28,048)	(14,816)
Other expense:
Interest (income) expense, net	(198)	2,181	(360)	4,032
Change in fair value of warrant liabilities	—	—	(13)	—
Other, net	127	5	721	16
Total other expense:	(71)	2,186	348	4,048
Net loss	$(14,356)	$(9, 322)	$(28,396)	$(18,864)
Net loss per common share - basic and diluted	$(0.22)	$(0.45)	$(0.43)	$(0.91)
Weighted-average number of common shares outstanding - basic and diluted	66,595,746	20,830,314	65,340,688	20,735,694

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per-share information)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	18,841,538	$2	$5,477	$(112,408)	$(106,929)
Stock based compensation expense	—	—	1,150	—	1,150
Issuance of common stock upon vesting of restricted stock awards	4,084	—	—	—	—
Exercise of stock option	74,768	—	64	—	64
Net loss	—	—	—	(9,542)	(9,542)
Balance at March 31, 2022	18,920,390	$2	$6,691	$(121,950)	$(115,257)
Stock based compensation expense	—	—	1,509	—	1,509
Issuance of common stock in connection with litigation settlement	13,021	—	294	—	294
Issuance of common stock upon vesting of restricted stock awards	16,108	—	—	—	—
Exercise of stock option	43,104	—	36	—	36
Net loss	—	—	—	(9,322)	(9,322)
Balance at June30, 2022	18,992,623	$2	$8,530	$(131,272)	$(122,740)

Balance at December 31, 2022	71,511,887	$7	$327,686	$(280,942)	$46,751
Stock based compensation expense	—	—	2,673	—	2,673
Issuance of common stock upon vesting of restricted stock awards	483,251	—	—	—	—
Exercise of stock option	2,050,920	—	783	—	783
Net loss	—	—	—	(14,040)	(14,040)
Balance at March 31, 2023	74,046,058	$7	$331,142	$(294,982)	$36,167
Stock based compensation expense	—	1	5,964	—	5,965
Issuance of common stock in connection with SEPA agreement	487,995	—	253	—	253
Issuance of common stock upon vesting of restricted stock awards	574,501	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	479,755	—	—	—	—
Exercise of stock option	99,927	—	—	—	—
Net loss	—	—	—	(14,356)	(14,356)
Balance at June 30, 2023	75,688,236	$8	$337,359	$(309,338)	$28,029

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,396)	$(18,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,169	(36)
Additions to content asset	—	(599)
Depreciation & amortization expense	1,259	663
Amortization of operating lease right of use assets	751	—
Content asset impairments	—	1,073
Stock-based compensation expense	8,638	2,659
Change in fair value of warrant liabilities	(13)	—
Non-cash interest expense	—	4,032
Other	—	(37)
Change in operating assets and liabilities:
Accounts receivable	4,502	(3,833)
Inventory	—	6
Prepaid expenses and other assets	3,104	227
Other long-term assets	106	—
Contract assets	(2,933)	1,314
Accounts payable and accrued expenses	(2,534)	(7,171)
Contract liabilities	(1,545)	(5,132)
Other current liabilities	—	(7)
Operating lease liabilities	(737)	—
Other long-term liabilities	—	27
NET CASH USED IN OPERATING ACTIVITIES	(16,629)	(25,678)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(104)	(3,472)
Purchase of intangible assets	(32)	(356)
NET CASH USED IN INVESTING ACTIVITIES	(136)	(3,828)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of loans payable	—	20,000
Issuance of common stock in connection with exercise of stock options	783	100
Payment of deferred transaction costs	—	(1,718)
NET CASH PROVIDED BY FINANCING ACTIVITIES	783	18,382
NET CHANGE IN CASH AND RESTRICTED CASH	(15,982)	(11,124)
Cash and restricted cash at beginning of period	37,807	17,618
CASH AND RESTRICTED CASH AT END OF PERIOD	$21,825	$6,494
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash	$21,225	$5,894
Restricted cash	600	600
Cash and restricted cash	$21,825	$6,494
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$—	$—
SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalization of deferred transaction costs included in accounts payable	$—	$5,058
Issuance of common stock in connection with litigation settlement	$—	$294
Purchase of property, plant and equipment in accrued expenses	$—	$9
Issuance of common stock in connection with SEPA agreement	$253	$—

The accompanying notes are an integral part of these financial statements

FAZE HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Based on its cash resources and positive cash reserve as of June 30, 2023, together with the SEPA described below, the Company believes it has sufficient resources to fund its operations at least until twelve months from the date of issuance of these financial statements. The positive working capital as of June 30, 2023 was mainly due to funds from the PIPE offering and from the Business Combination.

On May 10, 2023, the Company and YA II PN, Ltd., a Cayman Islands exempt limited partnership managed by Yorkville Advisors Global, LP (the “Investor”), entered into a Standby Equity Purchase Agreement (the “SEPA”).

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

As consideration for the Investor’s commitment to purchase Common Stock at the Company’s direction upon the terms and subject to the conditions set forth in the SEPA, the Company issued 487,995 shares of Common Stock to the Investor.

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

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements of the Company have been prepared in conformity with U.S. GAAP and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2023. These Condensed Consolidated Financial Statements are unaudited and have been prepared by the Company following the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by such rules and regulations; however, the Company believes the disclosures are adequate to make the information presented not misleading.

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

The Company’s policy is to amortize the content asset once the content airs. Given that the content was fully written off prior to airing, no amortization expense was recorded for the three and six months ended June 30, 2023 and 2022. The Company does not own any purchased or licensed programming content.

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

The Company generally records a receivable related to revenue when the Company has an unconditional right to invoice and receive payment. Contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized, including management’s estimate of variable consideration that has been included in the transaction price exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time. These contract assets are reclassified to receivables when the right to consideration becomes unconditional. For the three and six months ending June 30, 2023, and 2022, no impairment was recorded from contract assets.

The Company’s allowances for doubtful accounts are typically immaterial and, if required, are based on management’s best estimate of expected credit losses inherent in the Company’s accounts receivable balance.

Contract liabilities are recorded in the event that the Company bills for services in advance of the time the services are performed, or when cash payments are received or due in advance of satisfying the Company’s performance obligations, even if amounts are refundable. Contract liabilities recorded at June 30, 2023, and December 31, 2022, represent the Company’s accounting for the timing difference between when the customer is billed or funds are received and when the performance obligation is satisfied. During the three months ended June 30, 2023 and 2022, the Company recognized $2.6 million and $3.0 million as revenue that was relating to the contract liability balance as of January 1, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $4.3 million and $7.8 million as revenue that was relating to the contract liability balance as of January 1, 2023 and 2022, respectively.

The following table disaggregates the Company’s revenue by major type for the three and six months ended June 30, 2023, and 2022:

	(In thousands)		(In thousands)
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Brand sponsorships	$4,128	$12,923	$10,391	$20,982
Content	3,314	1,861	6,342	6,543
Consumer products	25	1,454	413	1,857
Esports	4,208	2,538	7,055	4,963
Other	14	29	38	264
Total revenue	$11,689	$18,805	$24,239	$34,609

The section below describes the Company’s revenue recognition policies and significant judgments in further detail for each major revenue source of the Company.

Brand Sponsorships

The Company offers advertisers a full range of promotional vehicles, including but not limited to online advertising, livestream announcements, event content generation, social media posts, logo placement on the Company’s official merchandise, and special appearances of members of the Company’s talent roster. The Company’s brand sponsorship agreements may include multiple services that are capable of being individually distinct; however the intended benefit is an association with the Company’s brand, and the services are not distinct within the context of the contracts. Revenues from brand sponsorship agreements are recognized ratably over the contract term. Payment terms and conditions vary, but payments are generally due periodically throughout the term of the contract. In instances where the timing of revenue recognition differs from the timing of billing, management has determined the brand sponsorship agreements generally do not include a significant financing component.

Content

The Company and its talent roster generate and produce original content which the Company monetizes through Google’s AdSense service. Revenue is variable and is earned when the visitor views or “clicks through” on the advertisement. The amount of revenue earned is reported to the Company monthly and is recognized upon receipt of the report of viewership activity. Payment terms and conditions vary, but payments are generally due within 30 to 45 days after the end of each month.

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

Esports

League Participation: Generally, the Company has one performance obligation - to participate in the overall Esport event - because the underlying activities do not have standalone value absent the Company’s participation in the tournament or event. Revenue from prize winnings and profit-share agreements is variable and is highly uncertain. The Company recognizes revenue at the point in time when the uncertainty is resolved.

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

Transaction Price Allocated to the Remaining Performance Obligations

For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of June 30, 2023 were not material.

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

The value of the warrant is de minimis and as such the company did not revalue the warrants as of June 30, 2023.

Stock-Based Compensation

The Company accounts for its stock-based awards in accordance with ASC 718, Compensation – Stock Compensation, which requires fair value measurement on the grant date and recognition of compensation expense for all stock-based payment awards.

Legacy FaZe issued stock options before there was an active market for the Company’s common stock. The Board of Directors (the “Board”) was required to estimate the fair value of the Company’s common stock at the time of each award. The Board considered numerous objective and subjective factors in determining the value of the Company’s common stock at each grant date, including the following: (1) the per-share price of issuances of the Company’s preferred stock, which the Company sold to outside investors in arm’s-length transactions, and the rights, preferences, and privileges of the Company’s preferred stock and common stock; (2) valuations performed by an independent valuation specialist; (3) the Company’s stage of development and revenue growth; (4) the fact that the awards involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the shares of common stock underlying the awards, such as an initial public offering or sale of the Company, given prevailing market conditions. The Company believed this to have been a reasonable methodology based on certain arm’s-length transactions involving the Company’s preferred stock, supported by the results produced by this valuation methodology. Since the Business Combination, the Company’s common stock is now actively traded, so the fair value of the common stock is readily available.

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

As of June 30, 2023 and December 31, 2022, the Company did not have material assets located outside of the United States. For the three months ended June 30, 2023 and 2022, the Company had international Esports revenue of $2.4 million and $1.3 million, respectively, earned outside of the United States. For the six months ended June 30, 2023 and 2022, the Company had international Esports revenue of $3.6 million and 3.6 million, respectively, earned outside of the United States.

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance also requires enhanced disclosures regarding significant estimates and judgements used in estimating credit losses. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

4.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements as of June 30, 2023 and December 31, 2022 consisted of the following:

	(In thousands)
	June 30,	December 31,
	2023	2022
Furniture / Fixtures	$897	$897
Computer equipment	3,683	3,640
Vehicles	106	106
Leasehold improvements	862	801
Subtotal	5,548	5,444
Less: Accumulated depreciation	(2,549)	(1,623)
Property, equipment and leasehold improvements, net	$2,999	$3,821

Depreciation expense totaled $0.5 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.

Depreciation expense totaled $0.9 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

5.	INTANGIBLE ASSETS

Intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following:

		(In thousands)
		Gross		Net
		Carrying	Accumulated	Carrying
As of June 30, 2023	Useful Life	Value	Amortization	Value

Website development	3 years	$434	$243	$191
Talent acquisition	2 – 3 years	1,054	698	356
Intangible assets, net		$1,488	$941	$547

		(In thousands)
		Gross		Net
		Carrying	Accumulated	Carrying
As of December 31, 2022	Useful Life	Value	Amortization	Value

Website development	3 years	$377	$175	$202
Talent acquisition	2 – 3 years	1,201	555	646
Intangible assets, net		$1,578	$730	$848

Amortization expense totaled $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense totaled $0.3 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

The following table presents the estimated future amortization of intangible assets:

Years ending December 31,	(In thousands)
2023 (remainder)	$182
2024	305
2025	57
2026	3
Total future amortization of amortizable intangible assets	$547

The Company did not have any fully amortized intangible assets as of June 30, 2023 and as of June 30, 2022.

6.	PRIVATE PLACEMENT WARRANTS AND RECURRING FAIR VALUE MEASUREMENTS

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

The value of the warrant is de minimis and as such the company did not revalue the warrants as of June 30, 2023.

The key inputs into the Black-Scholes model in determining the fair value of the Private Placement Warrants were as follows at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Risk-free interest rate	3.7%	4.0%
Expected term (years)	4.3	4.5
Expected volatility	91.5%	53.3%
Exercise price	$11.50	$11.50
Dividend yield	0	0

The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability since the Closing Date:

(In thousands)
Warrant liabilities at July 19, 2022	$114
Change in fair value of warrant liabilities	(90)
Warrant liabilities at December 31, 2022	24
Change in fair value of warrant liabilities	(13)
Warrant liabilities at March 31, 2023	11
Change in fair value of warrant liabilities	—
Warrant liabilities at June 30, 2023	$11

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(In thousands)
		Quoted Prices in	Significant Other	Significant Other
	June 30,	Active Markets	Observable Inputs	Observable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Private Placement Warrants	$11	$—	$—	$11
Total	$11	$—	$—	$11

	(In thousands)
		Quoted Prices in	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Observable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Private Placement Warrants	$24	$—	$—	$24
Total	$24	$—	$—	$24

7.	EQUITY

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

The Company had 3,237,800 shares of Legacy FaZe’s preferred stock issued and outstanding as of December 31, 2021. As a result of the Business Combination, 3,237,800 shares of Legacy FaZe’s preferred stock outstanding as of the Closing Date were converted into shares of Legacy FaZe’s common stock on a one-to-one basis. Pursuant to the Company’s second amended and restated certificate of incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001. As of June 30, 2023, the Company had no shares of preferred stock issued and outstanding.

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

The Company had 75,688,236 and 71,511,887 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022 respectively.

Earn-out Shares

As a result of the Business Combination, a number of shares of the Company’s common stock (the “Seller Earn Out”) equal to 6% of the sum of i) the total number of shares of the Company’s common stock issued and outstanding as of immediately after the Closing and ii) the total number of shares of the Company’s common stock equal to the product of (A) the total number of net vested company option shares calculated as of immediately prior to the Closing and (B) the Equity Value Exchange Ratio were issued and are subject to vesting and forfeiture conditions upon reaching certain volume-weighted average price (“VWAP”) per share during the period commencing 90 days after the Closing Date and ending five years after the Closing Date (“Earn-out Period”). Among other things further disclosed in the Merger Agreement, if the following events (“Trigger Events”) occur on or before the five-year anniversary of the Business Combination, then the following vesting events will occur:

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

As a result of the Business Combination, among other things further disclosed in the Sponsor Support Agreement, dated as of October 24, 2021, by and among B. Riley Principal 150 Merger Corp., B. Riley Principal 150 Sponsor Co. LLC, and FaZe Clan Inc., the sponsors agreed that (x) an aggregate of 2,156,250 sponsor shares shall be fully vested and (y) an aggregate of 2,156,250 sponsor shares (the “Sponsor Earn-Out Shares”) shall be subject to the same vesting or forfeiture provisions during the Earn-out Period, and subject to the same Trigger Events mentioned above.

The Earn-out Shares meet the accounting definition of a derivative financial instrument, are considered to be indexed to the Company’s common stock and meet other the conditions in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, to be classified as equity.

As of June 30, 2023, the Earn-Out Period had begun but vesting conditions had not yet been met.

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

As of June 30, 2023, all 5,750,000 Public Warrants remain outstanding.

8.	STOCK COMPENSATION EXPENSE

2022 Omnibus Incentive Plan

On October 24, 2021, the stockholders of the Company approved the 2022 Omnibus Incentive Plan (the “OIP”), which became effective as of the Closing Date of the Business Combination. The OIP allows grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and substitute awards (the “OIP Awards”) to selected officers, employees, partners, non-employee directors, independent contractors, and consultants. The Company has 12,358,689 shares of the Company’s common stock reserved for issuance pursuant to awards that may be granted under the OIP. As of June 30, 2023, 592,210 shares of the Company’s common stock are subject to restricted stock awards.

2022 Employee Stock Purchase Plan

On October 24, 2021, the stockholders of the Company approved the 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the Closing Date of the Business Combination. An aggregate of 1,791,416 shares of the Company’s common stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s fully diluted shares outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The maximum aggregate number of shares of common stock available for issuance under ESPP shall not exceed 75,000,000 shares. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Each eligible employee may authorize payroll deductions at a minimum of 1% up to a maximum of 15% on a pro rata basis for each pay period during an offering. Under the ESPP, the Company’s Board may designate the period of each offering, but no offering shall exceed 27 months in duration. Unless otherwise determined, the offering shall be for a purchase period of 6 months, beginning on the offering date and ending on the exercise date. The purchase price for each share shall be 85% of the fair market value of the Company’s common stock on the offering date or the exercise date, whichever is less. As of June 30, 2023, no awards have been granted under this plan.

Amended and Restated 2019 Equity Incentive Plan

The Company maintained an equity incentive plan established in October 2019, the Amended 2019 Equity Incentive Plan (the “Legacy FaZe Plan”). The Legacy FaZe Plan allowed grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, generally to directors, employees, consultants and service providers. In July 2021, the Company’s Board amended the Legacy FaZe Plan and increased the maximum aggregate number of shares authorized to be issued to 10,500,000 shares of Legacy FaZe common stock, which is equivalent to 21,371,301shares of the Company’s common stock calculated using the Equity Value Exchange Ratio. As of June 30, 2023, 16,638,024 shares of the Company’s common stock are issuable upon the vesting and exercise of stock options originally granted under the Legacy FaZe Plan, and 174,710 shares of the Company’s common stock are subject to restricted stock awards originally granted under the Legacy FaZe Plan. Following the Closing of the Business Combination, no further awards may be awarded under the Legacy FaZe Plan, and any outstanding awards granted under the plan will remain subject to the terms of the Legacy FaZe Plan and the applicable award agreement.

The following table contains information about the Company’s equity compensation plans as of June 30, 2023:

	Shares		Shares
	Reserved for	Awards	Available for
	Issuance	Outstanding	Grant

2022 Omnibus Incentive Plan	12,358,689	3,876,658	8,482,031
2022 Employee Stock Purchase Plan	75,000,000	—	75,000,000
Amended 2019 Equity Incentive Plan	23,380,173	21,371,301	2,008,872

Stock Compensation Expense

Stock-based compensation expense for the periods presented was comprised of the following, which were included in general and administrative expenses within the Consolidated Statements of Operations:

	(In thousands)		(In thousands)
	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Stock options	$6	$62	$12	$118
Restricted stock awards	5,957	1,447	8,625	2,541
Total stock-based compensation expense	$5,963	$1,509	$8,637	$2,659

Options

The following is an analysis of the stock option grant activity during the six months ended June 30, 2023:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	18,863,654	$0.38	4.13
Granted	-	-	-
Exercised	(2,150,847)	0.38	-
Expired or forfeited	-	-	-
Outstanding June 30, 2023	16,712,807	$0.38	3.63

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	670,008	$0.38
Granted	-	-
Vested	(165,225)	0.38
Forfeited	-	-
Nonvested on June 30, 2023	504,783	$0.38

The Company recognized stock-based compensation expense related to options granted and vesting expense of $6 thousand during the three months ended June 30, 2023, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to options issued and vesting of $62 thousand during the three months ended June 30, 2022, which is included in general and administrative expenses.

The Company recognized stock-based compensation expense related to options granted and vesting expense of $12 thousand during the six months ended June 30, 2023, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to options issued and vesting of $118 thousand during the six months ended June 30, 2022, which is included in general and administrative expenses.

During the three months ended June 30, 2023 and 2022, the Company granted a total of 0 and 0 options, respectively. During the six months ended June 30, 2023 and 2022, the Company granted a total of 0 and 0 options, respectively.

Warrants

The following is an analysis of the warrant grant activity during the six months ended June 30, 2023:

Vested and Nonvested Stock Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	5,923,333	$11.50	4.55
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding June 30, 2023	5,923,333	$11.50	4.05

During the three months ended June 30, 2023 and 2022, the Company granted a total of 0 and 0 warrants, respectively. During the six months ended June 30, 2023 and 2022, the Company granted a total of 0 and 0 warrants, respectively. As of June 30, 2023 there are no Nonvested Stock Warrants outstanding.

Restricted Stock Awards

A summary of Restricted Stock Awards (“RSAs”) issuances during the six months ended June 30, 2023 is as follows:

Nonvested RSAs	Number	Weighted Average Price
Nonvested December 31, 2022	1,649,962	$6.27
Granted	-	-
Vested	(1,057,752)	6.48
Forfeited	-
Nonvested June 30, 2023	592,210	$4.63

The Company recognized stock-based compensation expense related to RSAs granted and vesting expense of $5.9 million and $1.4 million during the three months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to RSAs granted and vesting expense of $8.6 million and $2.5 million during the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses.

During the three months ended June 30, 2023 and 2022, the Company granted a total of 0 and 813,223 RSAs, respectively. During the six months ended June 30, 2023 and 2022, the Company granted a total of 0 and 1,119,698 RSAs, respectively.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances during the six months ended June 30, 2023 is as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2022	702,417	$2.79
Granted	2,135,984	1.31
Vested	(1,154,748)	1.28
Forfeited	(39,000)	2.27
Nonvested June 30, 2023	1,644,653	$1.36

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $0.9 million and $0 during the three months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $1.2 million and $0 during the six months ended June 30, 2023 and 2022, respectively, which is included in general and administrative expenses.

During the three months ended June 30, 2023 and 2022, the Company granted a total of 2,040,984 and 0 RSUs, respectively. During the six months ended June 30, 2023 and 2022, the Company granted a total of 2,135,984 and 0 RSUs, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain business and residential facilities under operating lease agreements that specify minimum rentals with lease terms ranging from two to two and a half years. The Company’s rent expense for the three months ended June 30, 2023 and 2022 was $0.4 million and $0.4 million, respectively. The Company’s rent expense for the six months ended June 30, 2023 and 2022 was $0.4 million and $0.4 million, respectively. Rent expense is included in general and administrative expense in the Consolidated Statements of Operations. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on June 30, 2023 and December 31, 2022 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

(In thousands)	Three months Ended June 30, 2023	Three months Ended June 30, 2022
Components of total lease costs:
Operating lease expense	$393	$436
Total lease costs	$393	$436

(In thousands)	Six months Ended June 30, 2023	Six months Ended June 30, 2022
Components of total lease costs:
Operating lease expense	$790	$803
Total lease costs	$790	$803

Lease Positions as of June 30, 2023 and December 31, 2022

Right of use, or ROU, lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	June 30,	December 31,
(In thousands)	2023	2022
Assets
Right of use asset – long term	$1,942	$2,693
Total right of use asset	$1,942	$2,693
Liabilities
Operating lease liabilities – short term	$1,488	$1,488
Operating lease liabilities – long term	348	1,084
Total lease liability	$1,836	$2,572

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	1.2
Weighted average discount rate – operating leases	4%

Future minimum lease payments, which include non-cancelable operating leases at June 30, 2023, are as follows:

Year ending December 31,	(In thousands)
2023 (remainder)	$757
2024	1,071
2025	5
2026	3
Thereafter	-
Total minimum lease payment	$1,836

10.	LITIGATION

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

On November 30, 2020, Adult Use Holdings, Inc. (“Adult Use”) and Zola Ventures Ltd. (“Zola”) initiated arbitration claiming that the Company owed CA$ 3 million to Adult Use and Zola in connection with alleged funding to the Company of CA$ 30.0 million by Bridging Finance Group. On December 21, 2020, the Company brought counterclaims against Adult Use, Zola, and their principals Adam Salman and Igor Gimelshtein. On May 14, 2021, the Company applied for summary disposition of the claim for CA$ 3 million brought by Adult Use and Zola. On August 4, 2021, the arbitrator granted the Company’s application and issued a Partial Final Award dismissing Adult Use’s and Zola’s claim. The United States District Court for the Southern District of New York subsequently affirmed the Partial Final Award and its dismissal of Adult Use’s and Zola’s claims against the Company in a decision issued September 28, 2022. On November 8 and November 11, 2022, the arbitrator held hearings in connection with the Company’s counterclaims.  On December 23, 2022, the Company filed an application for costs and attorneys’ fees. On June 3, 2023, the Company was awarded $399 thousand of costs and attorneys’ fees for prevailing against the CA$ 3 million claim brought against the Company and for the Counterclaim Respondents’ conduct that unnecessarily increased the costs of the arbitration. As result, the Company has not recorded a reserve with respect to this litigation.

11.	LOSS PER SHARE

In accordance with the provisions of ASC 260, Earnings Per Share, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. The results of operations were net losses for the three and six months ended June 30, 2023 and 2022. The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022:

	(In thousands, except shares and per-share information)
	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic and diluted loss per share:
Net loss attributable to FaZe Holdings Inc., basic and diluted	$(14,356)	$(9,322)	$(28,396)	$(18,864)
Weighted-average common shares outstanding, basic and diluted	66,595,746	20,830,314	65,340,688	20,735,694
Net loss per share, basic and diluted	$(0.22)	$(0.45)	$(0.43)	$(0.91)

During a loss period, the effect of the potential exercise of stock options, warrants, convertible preferred stock, and convertible debt are not considered in the diluted loss per share calculation since the effect would be antidilutive. The Company did not have any participating securities in the periods presented. The Company had 1,680,774 fully vested warrants pursuant to which common shares were issuable for little to no consideration outstanding as of the Closing Date and for the year ended December 31, 2021. These warrants were exercised during the Business Combination. The Company considered these warrants outstanding in the context of basic loss per share and included these warrants in the weighted-average shares of common stock outstanding for the period until converted.

The Company had antidilutive shares for the three and six months ended June 30, 2023 and 2022. The following securities were not included in the computation of diluted shares outstanding for the three and six months ended June 30, 2023, and 2022 because the effect would be antidilutive:

	As of June 30, 2023	As of June 30, 2022
Convertible preferred stock	—	—
Public Warrants	5,750,000	5,750,000
Private Placement Warrants	173,333	173,333
Seller Earn-out	5,312,098	5,312,098
Sponsor Earn-out Shares	2,156,250	2,156,250
Legacy FaZe preferred warrant	—	—
Unvested restricted stock award	592,210	1,649,962
Unvested restricted stock units	1,644,653	1,124,674
Stock options	18,859,673	18,863,654
Total potentially dilutive common stock equivalents	34,488,217	35,029,971

12.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has evaluated subsequent events through August 14, 2023, which is the date the Condensed Consolidated Financial Statements were available for issuance.

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

We are at the forefront of the global creator economy, which is an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. With a leading digital content platform created for and by Generation Z and Millennials, we have established a highly engaged and growing global fanbase, with social media reach (see our key performance indicator, “Total Reach”) of over 512 million as of June 30, 2023, which number, as explained in our discussion of “Key Performance Indicators” also includes the accounts of individual members of FaZe’s talent team.

We produce engaging content, merchandise, consumer products and experiences, and create advertising and sponsorship programs for leading national brands. With approximately 83% of our audience between the ages of 13-34 as of June 30, 2023, we have unlocked key relationships with a coveted demographic that has long proven difficult to reach for traditional media companies and advertisers. We have several revenue streams including brand sponsorships, content, consumer products, and Esports.

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

Compared to 2022, our revenues and gross profit in 2023 decreased. This change was primarily driven by decrease in the Brand sponsorship business and secondarily by Content business. Brand sponsorship revenue decreased by $10.6 million primarily due to a lack of new brand deals and the delayed timing of renewals of existing sponsorship deals for the financial period 2023. Content revenue decreased by $0.2, this reduction is related to a content library sale which occurred in 2022, in 2023 no content library sales have occurred. In addition, the Company had increased costs in compensation and benefits, stock compensation expense and professional services fees as a result of the growth of the business and of becoming a public company. As a result, Net Loss for the six months ended June 30, 2023 increased to $28.8 million, compared to $18.9 million for the six months ended June 30, 2022. See the “Results of Operations” subsection for further details. The following table summarizes our financial results for the three and six months ended June 30, 2023 and 2022.

	Three months ended
	June 30,
(In thousands)	2023	2022
Total Revenues	$11,689	$18,805
Gross Profit	1,850	5,928
Net Loss	(14,356)	(9,322)
Adjusted EBITDA(1)	(6,715)	(3,626)

	Six months ended
	June 30,
(In thousands)	2023	2022
Total Revenues	$24,239	$34,609
Gross Profit	2,319	9,521
Net Loss	(28,396)	(18,864)
Adjusted EBITDA(1)	(16,677)	(9,759)

(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for our definition of, and additional information about, adjusted EBITDA and for a reconciliation to net loss, the most directly comparable U.S. GAAP financial measure.

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

	As of June 30,
(In thousands)	2023	2022
Total Reach(1)	511,892	516,170
YouTube	132,820	134,207
Twitter	80,034	82,948
Instagram	178,407	178,030
TikTok	84,461	79,616
Twitch	36,170	41,369

(1)	The Total Reach amount includes subscribers of channels for Calvin “Snoop Dogg” Cordozar Broadus Jr. and certain other celebrity talent that FaZe is not contractually allowed to directly monetize. Such channels contributed to a Total Reach of 210.6 million and 193.4 million as of June 30, 2023 and June 30, 2022, respectively. Therefore, channels that FaZe is contractually allowed to directly monetize contributed to a Total Reach of 301.3 million and 322.7 million as of June 30, 2023 and June 30, 2022, respectively.

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

	As of June 30,
(In thousands)	2023	2022
Aggregate YouTube Subscribers	132,820	134,207
Company Programmed FaZe Clan YouTube Channel Subscribers	8,929	8,850
FaZe Co-branded Channel Subscribers	113,712	116,040
FaZe Affiliated Channels(1)	10,179	9,317

(1)	FaZe Affiliated Channels are channels that are not co-branded but are closely affiliated with our talent. This includes Calvin “Snoop Dogg” Cordozar Broadus Jr., All Grown Up, and Nuke Squad.

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

	Six months ended
	June 30,
(In thousands)	2023	2022
ARPU	$0.19	$0.52

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

	Three months ended
	June 30,
	2023	2022
Total Significant Sponsors	5	10

	Six months ended
	June 30,
	2023	2022
Total Significant Sponsors	9	11

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

As a leading digital content platform created for and by Generation Z and Millennials, we have established a highly engaged growing global fanbase, with a Total Reach of over 512 million as of June 30, 2023, including those of individual members of FaZe (see “Key Performance Indicators — Total Reach”).

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

COVID-19

Due to the COVID-19 pandemic, our operating results for the three months ended June 30, 2023 and 2022 may not be comparable to past and future periods. As a result of changed consumer behavior under COVID-19 lock-down orders, the already-growing online gaming and digital content industries saw a major uptick in video game usage, streaming viewership, content viewership, console sales, and more users on many gaming platforms. This helped further accelerate the pre-pandemic growth in popularity of our content creators and the FaZe content channels, and made the content we offer a bigger part of mainstream digital entertainment. On average, our content creators have seen an increase in viewership since the start of the pandemic and while still strong, viewership on FaZe’s YouTube channel and certain of FaZe’s talent YouTube channels is down from the highest levels experienced during pandemic stay-at-home measures.

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

We expect to grow our revenues   primarily through increased organic growth as our brand builds momentum, which results from engagement of our talent with our audience, building strategic partnerships and generating new, innovative content and products.

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

Interest Expense, Net

We incurred interest expense from our outstanding debt obligations, including our senior convertible promissory note issued in 2020, our other convertible promissory notes issued in 2020 and 2021, the PPP loan (defined below) and the 2022 B. Riley Term Loan (defined below). On July 19, 2022, we completed the Business Combination, upon which all convertible notes were converted into common stock and other debts were paid in full with the proceeds of the Merger. After the consummation of the Business Combination on July 19, 2022 and as of June 30, 2023, the Company does not have any outstanding long-term debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

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

	The three months ended June 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Total revenues	11,689	18,805	(7,116)	(37.8)%
Cost of revenues	9,839	12,877	(3,038)	(23.6)%
Gross Profit	1,850	5,928	(4,078)	(68.8)%
Operating Expenses:
General and administrative	16,135	11,058	5,077	45.9%
Sales and marketing	142	933	(791)	(84.8)%
Impairment of content assets	-	1,073	(1,073)	(100.0)%
Loss from operations	(14,427)	(7,136)	(7,291)	102.2%
Other (income)/expense:
Interest expense, net	(198)	2,181	(2,379)	(109.1)%
Change in fair value of warrant liabilities	-	-	-	-
Other (income)/expense	127	5	122	2440.0%
Total other (income)/expense:	(71)	2,186	(2,257)	(103.2)%
Net Income (Loss)	(14,356)	(9,322)	(5,034)	(54.0)%

	The six months ended June 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Total revenues	24,239	34,609	(10,370)	(30.0)%
Cost of revenues	21,920	25,088	(3,168)	(12.6)%
Gross Profit	2,319	9,521	(7,202)	(75.6)%
Operating Expenses:
General and administrative	30,012	21,186	8,826	41.7%
Sales and marketing	355	2,078	(1,723)	(82.9)%
Impairment of content assets	-	1,073	(1,073)	(100.0)%
Loss from operations	(28,048)	(14,816)	(13,232)	89.3%
Other (income)/expense:
Interest expense, net	(360)	4,032	(4,392)	(108.9)%
Change in fair value of warrant liabilities	(13)	-	(13)	(100.0)%
Other (income)/expense	721	16	705	4406.3%
Total other (income)/expense:	348	4,048	(3,700)	(91.4)%
Net Income (Loss)	(28,396)	(18,864)	(9,532)	(50.5)%

Comparison of the three months ended June 30, 2023 and 2022

Net Income (Loss)

Net loss increased by $5.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The Company’s revenues decreased by $7.1 million while general and administrative expenses increased by $5.1 million in total.

Revenues

Revenues decreased by $7.1 million, or 38% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change was primarily driven by decrease in the Brand sponsorships business and secondarily by Content business. Brand sponsorships revenue decreased by $8.8 million primarily due to a lack of new sponsorship deals and the delay of renewals for existing sponsorship deals for the financial period 2023. Content revenue increased by $1.5 million mainly due to increase in Adsense revenue of $1.1 million.

The following table presents the Company’s revenue by type for the three months ended June 30, 2023 and 2022:

	Three months ended
	June 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Brand sponsorships	$4,128	$12,923	(8,795)	(68.1)%
Content	3,314	1,861	1,453	78.1%
Consumer products	25	1,454	(1,429)	(98.3)%
Esports	4,208	2,538	1,670	65.8%
Other	14	29	(15)	(51.7)%
Total revenue	$11,689	$18,805	(7,116)	(37.8)%

Cost of Revenues

Cost of revenue decreased by $3.0 million, or 24% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Content costs decreased by $0.7 primarily due to a lower output of content that is not allocable to other lines of business, such as Brand sponsorships or Esports. The consumer products costs decreased $1.2 million was due to a lower cost of goods sold. The decrease in Esports costs of $0.3 million was due to less prize money costs provided to talent members of $0.2 million.

General and Administrative

General and administrative expenses increased by $5.1 million, or 46% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the cost of becoming a public company, and an increase in compliance and operational staffing. Our compensation and benefits costs increased by $3.7 million due to increased salaries and one time severance costs with respect to company restructuring. For the three months ended June 30, 2023, we also experienced a $4.5 million increase in non-cash stock compensation expense due to the vesting of stock option grants made in the first quarter of 2023 and the accelerated vesting of various grants. Non-legal professional service fees decreased $0.1 million, in connection with better cost management of our business. Insurance expenses increased by $1 million, rent and premises costs decreased by $0.2 million, depreciation and amortization decreased by $0.9 million.

Sales and Marketing

Sales and marketing expenses decreased by $0.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an overall decrease in marketing activities.

Interest Expense, Net

Net interest expense decreased by $2.4 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. As result of the Business Combination, all convertible notes were converted into common stock and other debts were paid in cash with the proceeds from the Business Combination. After the consummation of the Business Combination on July 19, 2022 and as of June 30, 2023, the Company does not have any outstanding long-term debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Other, net

Other expense increased by $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

Net Income (Loss)

Net loss increased by $9.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The Company’s revenues decreased by $10.4 million while general and administrative expenses increased by $8.8 million in total.

Revenues

Revenues decreased by $10.4 million, or 30% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was primarily driven by decrease in the Brand sponsorships business and secondarily by Consumer products business. Brand sponsorships revenue decreased by $10.6 million primarily due to a lack of new sponsorship deals and the delay in renewals of existing sponsorship deals for the financial period 2023. Consumer products revenue decreased by $1.4 million, primarily due to a decrease in the amount of new products drops compared to the six months ended June 30, 2022.

The following table presents the Company’s revenue by type for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Brand sponsorships	$10,391	$20,982	(10,591)	(50.5)%
Content	6,342	6,543	(201)	(3.1)%
Consumer products	413	1,857	(1,444)	(77.8)%
Esports	7,055	4,963	2,092	42.2%
Other	38	264	(226)	(85.6)%
Total revenue	$24,239	$34,609	(10,370)	(30.0)%

Cost of Revenues

Cost of revenue decreased by $3.2 million, or 13% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This change was due to a decrease of consumer products cost of $1.2 million primarily as a function of lower consumer products revenues. Other costs decreased by $4.4 million for the six months ended June 30, 2023 which is offset partially by the increase of Sponsorship and Esports costs of $1.8 million and $1.1 million, respectively, compared to the six months ended June 30, 2022. The increase in Esports costs of $1.1 million was primarily due prize money costs provided to talent members.

General and Administrative

General and administrative expenses increased by $8.8 million, or 42% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the cost of becoming a public company, and an increase in compliance and operational staffing. Our compensation and benefits costs increased by $5.8 million due to increased salaries and one time severance with respect to company restructuring. For the six months ended June 30, 2023, we also experienced a $6.0 million increase in non-cash stock compensation expense due to the vesting of stock option grants made in the second quarter of 2023 and the accelerated vesting of various grants. Legal professional fees increased by $0.2 million. Non-legal professional service fees decreased $0.4 million, in connection with better cost management of our business. Insurance expenses increased by $2 million, rent and premises costs decreased by $0.2 million, depreciation and amortization decreased by $0.5 million.

Sales and Marketing

Sales and marketing expenses decreased by $1.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an overall decrease in marketing activities.

Interest Expense, Net

Net interest expense decreased by $4.4 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. As result of the Business Combination, all convertible notes were converted into common stock and other debts were paid in cash with the proceeds from the Business Combination. After the consummation of the Business Combination on July 19, 2022 and as of June 30, 2023, the Company does not have any outstanding long-term debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Other, net

Other expense increased by $0.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, other expense primarily includes a legal settlement related to miscellaneous expenses related to a pre-Business Combination matter, the details of which are confidential.

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

The table below presents our adjusted EBITDA, reconciled to our net loss for the periods indicated.

	Three months ended June 30,
(In thousands)	2023	2022
Net loss	$(14,356)	$(9,322)
Adjusted for:
Share-based compensation expense	5,964	1,509
Restructuring severance/recruiting/retention expense	1,156	501
Foreign exchange loss	—	—
Interest (income) expense	(198)	2,181
Depreciation and amortization of property and equipment	529	1,371
Amortization of intangible asset	62	129
Change in fair value of warrant liabilities (1)	—	—
Other, net	127	5
Adjusted EBITDA	$(6,715)	$(3,626)

	Six months ended June 30,
(In thousands)	2023	2022
Net loss	$(28,396)	$(18,864)
Adjusted for:
Share-based compensation expense	8,637	2,659
Restructuring severance/recruiting/retention expense	1,474	662
Foreign exchange loss	1	—
Interest expense	(360)	4,032
Depreciation and amortization of property and equipment	993	1,493
Amortization of intangible asset	265	243
Change in fair value of warrant liabilities (1)	(13)	—
Other, net	721	16
Adjusted EBITDA	$(16,677)	$(9,759)

(1)	Represents the change in the fair value of the Private Placement Warrants liability. (See Note 6 to the consolidated financial statements)

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

As of June 30, 2023, our principal sources of liquidity were our cash in the amount of $21.2 million.

As of June 30, 2023, the Company had 173,333 private placement warrants outstanding with an exercise price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, described in Note 7, Equity, of the notes to the consolidated financial statements, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) were not transferable, assignable or salable until August 18, 2022 and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. During the six months ended June 30, 2023, there was no exercise of any Private Placement Warrants.

Other Contractual Obligations, Commitments and Contingencies

We may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. Legal settlements were immaterial for the three and six months ended June 30, 2023 and 2022.

Our future contractual commitments related to future minimum payments for non-cancelable operating lease obligations at June 30, 2023 are $0.8 million, $1.1 million for 2024, and $0.0 million for 2025 and thereafter.

Cash Flows — The six months ended June 30, 2023 and June 30, 2022

The following table summarizes our cash flows for the periods indicated (In thousands):

	Six months ended June 30,
	2023	2022	$ Change	% Change
Net cash used in operating activities	$(16,629)	$(25,678)	9,049	35.2%
Net cash used in investing activities	(136)	(3,828)	3,692	96.4%
Net cash provided by financing activities	783	18,382	(17,599)	(95.7)%
Net increase (decrease) in cash and restricted cash	(15,982)	(11,124)	(4,858)	(43.7)%
Cash and restricted cash, beginning of period	37,807	17,618	20,189	114.6%
Cash and restricted cash, end of period	$21,825	$6,494	15,331	236.1%

Cash Flows Used in Operating Activities

We used $16.6 million less in cash for operating activities in the six months ended June 30, 2023 compared with $25.7 million used in the three months ended June 30, 2022, a decrease of $9.0 million. This change was largely related to the changes in net loss of $9.9 million explained in the “Results of Operations” section, offset by the impact of various non-cash charges of $11.8 million explained in further detail below.

Net cash used in operating activities was $16.6 million for the six months ended June 30, 2023. Our net loss of $28.8 million was partially comprised of non-cash charges including: stock-based compensation expense of $8.6 million, depreciation and amortization of $1.3 million, and bad debt expense of $1.2 million. Additionally, during the six months ended June 30, 2023, changes in operating assets and liabilities decreased cash flows used in operations by $35 thousand, primarily due to a combination of an increase in accounts receivable of $4.5 million, a decrease in contract assets of $2.9 million, an increase in prepaid expenses and other assets of $3.4 million, a decrease in accounts payable and accrued expenses of $2.5 million and a decrease in contract liabilities of $1.5 million.

Net cash used in operating activities was $25.7 million for the six months ended June 30, 2022. Our net loss of $18.9 million was partially offset by non-cash interest expenses of $4.0 million, stock-based compensation expense of $2.7 million, and depreciation and amortization of $0.7 million. Additionally, during the six months ended June 30, 2022, changes in operating assets and liabilities used cash flows from operations of $14.6 million, primarily due to an increase in accounts receivable of 2.5 million, as well as an increase in accounts payable and accrued expenses of $7.2 million and contract liabilities of $5.1 million.

Cash Flows Used in Investing Activities

We generated $3.7 million more in cash from investing activities in the six months ended June 30, 2023 compared with the three months ended June 30, 2022 primarily due to decrease in purchases of property, plant and equipment of $3.4 million and purchases of intangible assets of $0.3 million.

Net cash used in investing activities of $0.1 million for the six months ended June 30, 2023 was due to purchases and leasehold improvements of property, plant and equipment of $0.1 million.

Net cash used in investing activities of $3.8 million for the six months ended June 30, 2022, was primarily due to purchases of property, plant, and equipment of $3.5 million and purchases of intangible assets of $0.4 million.

Cash Flows Provided by Financing Activities

We generated $17.6 million less cash from financing activities in the six months ended June 30, 2023 compared with the three months ended June 30, 2022, primarily due to proceeds from issuance of term loan of $20.0 million and proceeds from the issuance of common stock in connection with the exercise of stock options of $0.1 million.

Net cash provided by financing activities of $0.8 million for the six months ended June 30, 2023 was due to proceeds from the issuance of common stock in connection with the exercise of stock options of $0.8 million.

Net cash provided by financing activities of $18.4 million for the six months ended June 30, 2022, was primarily due to proceeds from loan principal of $20.0 million and debt issuance costs of $0.1 million.

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

Transaction Price Allocated to the Remaining Performance Obligations

For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2023, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of June 31, 2023 were not material.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of “more likely than not” that they will be realized in the future, a valuation allowance is recorded. We have considered our history of cumulative tax and book losses incurred since inception, and other positive and negative evidence, and have concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of June 30, 2023 or as of June 30, 2022.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense, if applicable income tax returns remain open for examination by applicable authorities, generally three years from filing for federal and four years for state. We would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2023.

Income tax expense for the three months ended June 30, 2023 and 2022 is based on the estimated annual effective tax rate. The Company expects a 0% estimated annual effective tax rate for 2023. No income tax expense was recognized for the three and six months ended June 30, 2023 or 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we were not subject to any market or interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the identification of two material weaknesses in our internal control over financial reporting relating to the following: inadequate design of information technology (IT) general and application controls resulting from inappropriate access given to certain individuals within finance, including the Chief Financial Officer and Controller; lack of adequate segregation of duties within a significant account of processes; and lack of adequate and timely review of accounts and reconciliations resulting in material audit adjustments and significant post-closing adjustments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. In light of the material weaknesses discussed above, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our remediation plans and the steps taken at this time include hiring experienced personnel, providing enhanced access to accounting literature, research materials and documents and increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented and after being in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or may determine to modify our remediation plan. Management will test and evaluate the implementation of these modifications to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

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

In an effort to regain compliance with the Bid Price Rule, on July 10, 2023, we sought stockholder approval at our 2023 annual meeting to enable the FaZe Board to effect a reverse split of our Common Stock at a ratio of 1-for-20 or 1-for-30, as determined by the FaZe Board at a later date, which our stockholders approved. The timing for selection of the reverse stock split ratio and the effective date for such reverse stock split will be determined by the Board, and the Board may delay or abandon the reverse stock split if it determines that it is no longer in the best interest of the Company or its stockholders. Reducing the number of outstanding shares of our Common Stock through a reverse stock split is intended, absent other factors, to increase the per share trading price of our Common Stock and may make our Common Stock more attractive to a broader range of institutional and other investors. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the per share trading price of our Common Stock. As a result, there can be no assurance that a reverse stock split, if completed, will result in the intended benefits described above, that the per share trading price of our Common Stock will increase following the reverse stock split or that the per share trading price of our Common Stock will not decrease in the future. In addition, there can be no assurance that:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed by the Company in a Current Report on Form 8-K as filed with the Securities and Exchange Commission, there have been no unregistered sales of the Company’s equity securities during the period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

Exhibit Index

Exhibit No.
10.1	Standby Equity Purchase Agreement between FaZe Holdings Inc. and YA II PN, LTD.Tamara Brandt, dated January 15 May 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAZE HOLDINGS INC.

Date: August 14, 2023	By:	/s/ Lee Trink
	Name:	Lee Trink
	Title:	Chief Executive Officer
(Principal Executive Officer)

FAZE HOLDINGS INC.

Date: August 14, 2023	By:	/s/ Christoph Pachler
	Name:	Christoph Pachler
	Title:	Chief Financial Officer
(Principal Financial Officer)