Form 10-Q
period 2023-09-30
FaZe Holdings Inc.
filed 2023-11-14
CIK 1839360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 77,501,183 shares of common stock, par value $0.0001 per share, issued and outstanding.

FaZe Holdings Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FaZe Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)

(unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$16,623	$37,207
Accounts receivable, net	3,095	8,525
Employee retention tax credit	1,695	—
Contract assets	8,220	6,223
Prepaid expenses and other assets	4,850	6,768
Total Current Assets	34,483	58,723
Restricted cash	600	600
Property, equipment and leasehold improvements, net	2,550	3,821
Operating lease right-of-use assets	1,560	2,693
Intangible assets, net	462	848
Other long-term assets	606	553
TOTAL ASSETS	$40,261	$67,238
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current liabilities:
Accounts payable and accrued expenses	$14,308	$14,397
Contract liabilities	2,183	3,494
Operating lease liabilities, current	1,488	1,488
Total Current Liabilities	17,979	19,379
Warrant liabilities	2	24
Operating lease liabilities, non-current	93	1,084
Total Liabilities	18,074	20,487
COMMITMENTS AND CONTINGENCIES (Note 9)
MEZZANINE EQUITY:
Series A preferred stock, $0.00001 par value, 3,545,529 shares authorized at September 30, 2023 and 2022, respectively, zero share shares issued and outstanding at September 30, 2023 and 2022.	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 1,000,000 shares of the Company’s preferred stock authorized at September 30, 2023; zero share of the Company’s preferred stock issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value at September 30, 2023 and December 31, 2022, respectively; 500,000,000 and 500,000,000 shares of common stock authorized at September 30, 2023 and December 31, 2022, respectively; 75,688,236 and 71,511,887 shares of common stock issued and outstanding at September 30, 2023 and December 31, 2022 respectively	8	7
Additional paid-in capital	338,718	327,686
Accumulated deficit	(316,539)	(280,942)
Total Stockholders’ Equity	22,187	46,751
TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY	$40,261	$67,238

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share information)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$12,510	$14,012	$36,749	$48,621
Cost of revenues	11,659	10,470	33,579	34,647
Gross profit	851	3,542	3,170	13,974
Operating expenses:
General and administrative	9,324	16,928	39,336	39,025
Sales and marketing	148	1,479	503	3,557
Impairment of content asset	—	—	—	1,073
Loss from operations	(8,621)	(14,865)	(36,669)	(29,681)
Other expense:
Interest (income) expense, net	(137)	459	(497)	4,491
Change in fair value of warrant liabilities	(10)	(19)	(23)	(19)
Other, net	(1,273)	1	(552)	17
Loss on debt extinguishment	-	115,292	-	115,292
Total other (income)/expense:	(1,420)	115,733	(1,072)	119,781
Net loss	$(7,201)	$(130,598)	$(35,597)	$(149,462)
Net loss per common share - basic and diluted	$(0.10)	$(2.39)	$(0.54)	$(4.65)
Weighted-average number of common shares outstanding - basic and diluted	68,234,009	54,590,538	66,315,727	32,144,653

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except shares and per-share information)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	18,841,538	$2	$5,477	$(112,408)	$(106,929)
Stock based compensation expense	—	—	1,150	—	1,150
Issuance of common stock upon vesting of restricted stock awards	4,084	—	—	—	—
Exercise of stock option	74,768	—	64	—	64
Net loss	—	—	—	(9,542)	(9,542)
Balance at March 31, 2022	18,920,390	$2	$6,691	$(121,950)	$(115,257)
Stock based compensation expense	—	—	1,509	—	1,509
Issuance of common stock in connection with litigation settlement	13,021	—	294	—	294
Issuance of common stock upon vesting of restricted stock awards	16,108	—	—	—	—
Exercise of stock option	43,104	—	36	—	36
Net loss	—	—	—	(9,322)	(9,322)
Balance at June 30, 2022	18,992,623	$2	$8,530	$(131,272)	$(122,740)
Stock based compensation expense	—	—	2,546	—	2,546
Issuance of common stock upon vesting of restricted stock awards	167,806	—	-	—	-
Exercise of stock option	313,962	—	120	—	120
Exercise of common and preferred warrants	2,332,117	—	101	—	101
Recapitalization transaction	48,266,163	—	311,427	—	311,432
Net loss	—	—	—	(130,598)	(130,598)
Balance at September 30, 2022	70,258,004	7	322,724	(261,870)	60,861

Balance at December 31, 2022	71,511,887	$7	$327,686	$(280,942)	$46,751
Stock based compensation expense	—	—	2,673	—	2,673
Issuance of common stock upon vesting of restricted stock awards	483,251	—	—	—	—
Exercise of stock option	2,050,920	—	783	—	783
Net loss	—	—	—	(14,040)	(14,040)
Balance at March 31, 2023	74,046,058	$7	$331,142	$(294,982)	$36,167
Stock based compensation expense	—	1	5,964	—	5,964
Issuance of common stock in connection with SEPA agreement	487,995	—	253	—	253
Issuance of common stock upon vesting of restricted stock awards	574,501	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	479,755	—	—	—	—
Exercise of stock option	99,927	—	—	—	—
Net loss	—	—	—	(14,356)	(14,356)
Balance at June 30, 2023	75,688,236	$8	$337,359	$(309,338)	$28,029
Stock based compensation expense	—	—	1,359	—	1,359
Issuance of common stock upon vesting of restricted stock units	1,300,120	—	—	—	—
Net loss	—	—	—	(7,201)	(7,201)
Balance at September 30, 2023	76,988,356	8	338,718	(316,539)	22,187

The accompanying notes are an integral part of these financial statements

FaZe Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,597)	$(149,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,444	378
Additions to content asset	—	(599)
Depreciation & amortization expense	1,805	1,230
Amortization of operating lease right of use assets	1,132	—
Content asset impairments	—	1,073
Stock-based compensation expense	9,996	4,996
Change in fair value of warrant liabilities	(23)	(19)
Non-cash interest expense	—	4,491
Loss on debt extinguishment	—	115,292
Other	—	(37)
Change in operating assets and liabilities:
Accounts receivable	3,986	(9,642)
Inventory	—	6
Prepaid expenses and other assets	1,919	(6,127)
Employee retention tax credit	1,695	—
Other long-term assets	200	—
Contract assets	(5,386)	(2,100)
Accounts payable and accrued expenses	(88)	(9,728)
Contract liabilities	(1,311)	2,197
Other current liabilities	—	(7)
Operating lease liabilities	(991)	—
Short-term debt	—	(420)
Other long-term liabilities	—	36
NET CASH USED IN OPERATING ACTIVITIES	(21,219)	(48,442)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(116)	(3,804)
Purchase of intangible assets	(32)	(607)
Issuance of note receivable	—	—
NET CASH USED IN INVESTING ACTIVITIES	(148)	(4,411)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of loans principal	—	(21,123)
Proceeds from issuance of term loan	—	20,000
Issuance of common stock in connection with exercise of stock options	783	220
Payments of transaction fees by Legacy FaZe	—	(25,146)
Proceeds from recapitalization of B. Riley 150 redemptions and transaction costs	—	5,655
Proceeds from PIPE offering	—	100,000
Proceeds from conversion of preferred and common warrants	—	101
NET CASH PROVIDED BY FINANCING ACTIVITIES	783	79,707
NET CHANGE IN CASH AND RESTRICTED CASH	(20,584)	26,854
Cash and restricted cash at beginning of period	37,807	17,618
CASH AND RESTRICTED CASH AT END OF PERIOD	$17,223	$44,472
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS
Cash	$16,623	$43,872
Restricted cash	600	600
Cash and restricted cash	$17,223	$44,472
SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$—	$3,027
SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in connection with litigation settlement	$—	$294
Purchase of property, plant and equipment in accrued expenses	$—	$28
Conversion of convertible notes and accrued interest into common stock under original contractual terms	—	17,551
Conversion of redeemable convertible preferred stock to common stock pursuant to Business Combination	—	33,705
Issuance of common stock in connection with SEPA agreement	$253	$—

The accompanying notes are an integral part of these financial statements

FAZE HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS SEPTEMBER 30, 2023 AND 2022

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

On September 20, 2023, the Company received a letter from Nasdaq granting the Company an additional compliance period of 180 calendar days, or until March 18, 2024, in which to regain compliance. Nasdaq granted the additional compliance period based on the Company’s continuing to meet the continued listing requirement for market value of publicly held shares and all other initial listing requirements of the Nasdaq Capital Market, with the exception of the Bid Price Requirement, and the Company’s furnishing of written notice to Nasdaq of its intent to cure this deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

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

Based on its cash resources and positive cash reserve as of September 30, 2023, together with the SEPA described below, the Company does not believe it has sufficient resources to fund its operations at least until twelve months from the date of issuance of these financial statements. The positive working capital as of September 30, 2023 was mainly due to funds from the PIPE offering and from the Business Combination.

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

The SEPA shall terminate automatically on the earliest of (i) the first day of the month next following the 36-month anniversary of the date of the SEPA and (ii) the date on which the Investor shall have made payment of Common Stock pursuant to the SEPA for Common Stock equal to the Commitment Amount. The SEPA may be terminated at any time by the mutual written consent of the parties to the SEPA, effective as of the date of such mutual written consent unless otherwise provided in such written consent, or by the Company upon five trading days’ prior written notice to the Investor subject to the terms of the SEPA. Despite these mitigating factors, the Company believes that there is still substantial doubt in connection with the Company’s ability to continue as a going concern.

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

The Company’s policy is to amortize the content asset once the content airs. Given that the content was fully written off prior to airing, no amortization expense was recorded for the three and nine months ended September 30, 2023 and 2022. The Company does not own any purchased or licensed programming content.

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

Employee Retention Tax Credit

The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") provided an employee retention credit which was a refundable tax credit against certain employment taxes. The Consolidated Appropriations Act (the "Appropriations Act") extended and expanded the availability of the employee retention credit through December 31, 2021. The Appropriations Act amended the employee retention credit to be equal to 70% of qualified wages paid to employees during the 2021 fiscal year.

The Company qualified for the employee retention credit beginning in June 2020 for qualified wages through September 2021 and filed a cash refund claim during the fiscal year ended December 31, 2023. As of September 30, 2023, the tax credit receivable of $1.7 million has been included in the Employee retention tax credit line on the Company's Condensed Consolidated Balance Sheet.

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

The Company generally records a receivable related to revenue when the Company has an unconditional right to invoice and receive payment. Contract assets arise from contracts when revenue is recognized over time and the amount of revenue recognized, including management’s estimate of variable consideration that has been included in the transaction price exceeds the amount billed to the customer. These amounts are included in contract assets until the right to payment is no longer conditional on events other than the passage of time. These contract assets are reclassified to receivables when the right to consideration becomes unconditional. For the three and nine months ending September 30, 2023, and 2022, no impairment was recorded from contract assets.

The Company’s allowances for doubtful accounts are typically immaterial and, if required, are based on management’s best estimate of expected credit losses inherent in the Company’s accounts receivable balance.

Contract liabilities are recorded in the event that the Company bills for services in advance of the time the services are performed, or when cash payments are received or due in advance of satisfying the Company’s performance obligations, even if amounts are refundable. Contract liabilities recorded at September 30, 2023, and December 31, 2022, represent the Company’s accounting for the timing difference between when the customer is billed or funds are received and when the performance obligation is satisfied. During the three months ended September 30, 2023 and 2022, the Company recognized $3.5 million and $6.1 million as revenue that was relating to contract liability, respectively. During the nine months ended September 30, 2023 recognized $10.6 million and $26.5 million as revenue that was relating to the contract liability, respectively.

The following table disaggregates the Company’s revenue by major type for the three and nine months ended September 30, 2023, and 2022:

	(In thousands)		(In thousands)
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Brand sponsorships	$4,225	$7,072	$14,616	$28,054
Content	3,316	4,098	9,658	10,641
Consumer products	439	471	852	2,328
Esports	4,482	2,322	11,537	7,285
Other	48	49	86	313
Total revenue	$12,510	$14,012	$36,749	$48,621

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

Esports

League Participation: Generally, the Company has one performance obligation – to participate in the overall Esport event – because the underlying activities do not have standalone value absent the Company’s participation in the tournament or event. Revenue from prize winnings and profit-share agreements is variable and is highly uncertain. The Company recognizes revenue at the point in time when the uncertainty is resolved.

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

Transaction Price Allocated to the Remaining Performance Obligations

For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of September 30, 2023 were not material.

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

The value of the warrant is de minimis and as such the company did not revalue the warrants as of September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the Company did not have material assets located outside of the United States. For the three months ended September 30, 2023 and 2022, the Company had international Esports revenue of $0.9 million and $1.2 million, respectively, earned outside of the United States. For the nine months ended September 30, 2023 and 2022, the Company had international Esports revenue of $4.4 million and $4.7 million, respectively, earned outside of the United States.

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

4.	PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements as of September 30, 2023 and December 31, 2022 consisted of the following:

	(In thousands)
	September	December 31,
	2023	2022
Furniture / Fixtures	$897	$897
Computer equipment	3,683	3,640
Vehicles	106	106
Leasehold improvements	874	801
Subtotal	5,560	5,444
Less: Accumulated depreciation	(3,010)	(1,623)
Property, equipment and leasehold improvements, net	$2,550	$3,821

Depreciation expense totaled $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively.

Depreciation expense totaled $1.4 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

5.	INTANGIBLE ASSETS

Intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following:

		(In thousands)
		Gross		Net
		Carrying	Accumulated	Carrying
As of September 30, 2023	Useful Life	Value	Amortization	Value

Website development	3 years	$450	$276	$174
Talent acquisition	2 – 3 years	1,054	766	288
Intangible assets, net		$1,504	$1,042	$462

		(In thousands)
		Gross		Net
		Carrying	Accumulated	Carrying
As of December 31, 2022	Useful Life	Value	Amortization	Value

Website development	3 years	$377	$175	$202
Talent acquisition	2 – 3 years	1,201	555	646
Intangible assets, net		$1,578	$730	$848

Amortization expense totaled $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense totaled $0.3 million and $0.4 million for the nine months ended September 30, 2023 and 2022 respectively.

The following table presents the estimated future amortization of intangible assets:

Years ending December 31,	(In thousands)
2023 (remainder)	$85
2024	310
2025	60
2026	7
Total future amortization of amortizable intangible assets	$462

The Company did not have any fully amortized intangible assets as of September 30, 2023 and as of September 30, 2022.

6.	PRIVATE PLACEMENT WARRANTS AND RECURRING FAIR VALUE MEASUREMENTS

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

The value of the warrant is de minimis and as such the company did not revalue the warrants as of September 30, 2023.

The key inputs into the Black-Scholes model in determining the fair value of the Private Placement Warrants were as follows at September 30, 2023 and December 31, 2022:

	September	December 31,
	2023	2022
Risk-free interest rate	4.1%	4.0%
Expected term (years)	3.8	4.5
Expected volatility	98.2%	53.3%
Exercise price	$11.50	$11.50
Dividend yield	0	0

The following table presents a summary of the changes in the fair value of the Private Placement Warrants liability since the Closing Date:

(In thousands)
Warrant liabilities at July 19, 2022	$114
Change in fair value of warrant liabilities	(90)
Warrant liabilities at December 31, 2022	24
Change in fair value of warrant liabilities	(13)
Warrant liabilities at March 31, 2023	11
Change in fair value of warrant liabilities	—
Warrant liabilities at June 30, 2023	$11
Change in fair value of warrant liabilities	(9)
Warrant liabilities at September 30, 2023	$2

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(In thousands)
		Quoted Prices in	Significant Other	Significant Other
	September 30,	Active Markets	Observable Inputs	Observable Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Private Placement Warrants	$2	$—	$—	$2
Total	$2	$—	$—	$2

	(In thousands)
		Quoted Prices in	Significant Other	Significant Other
	December 31,	Active Markets	Observable Inputs	Observable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Private Placement Warrants	$24	$—	$—	$24
Total	$24	$—	$—	$24

7.	EQUITY

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

The Company had 3,237,800 shares of Legacy FaZe’s preferred stock issued and outstanding as of December 31, 2021. As a result of the Business Combination, 3,237,800 shares of Legacy FaZe’s preferred stock outstanding as of the Closing Date were converted into shares of Legacy FaZe’s common stock on a one-to-one basis. Pursuant to the Company’s second amended and restated certificate of incorporation, the Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001. As of September 30, 2023, the Company had no shares of preferred stock issued and outstanding.

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

The Company had 76,988,356 and 71,511,887 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022 respectively.

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

As of September 30, 2023, the Earn-Out Period had begun but vesting conditions had not yet been met.

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

As of September 30, 2023, all 5,750,000 Public Warrants remain outstanding.

8.	STOCK COMPENSATION EXPENSE

2022 Omnibus Incentive Plan

On October 24, 2021, the stockholders of the Company approved the 2022 Omnibus Incentive Plan (the “OIP”), which became effective as of the Closing Date of the Business Combination. The OIP allows grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, other stock-based awards, cash awards, and substitute awards (the “OIP Awards”) to selected officers, employees, partners, non-employee directors, independent contractors, and consultants. The Company has 12,358,689 shares of the Company’s common stock reserved for issuance pursuant to awards that may be granted under the OIP. As of September 30, 2023, 2,570,125 shares of the Company’s common stock are subject to restricted stock awards.

2022 Employee Stock Purchase Plan

On October 24, 2021, the stockholders of the Company approved the 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective as of the Closing Date of the Business Combination. An aggregate of 1,791,416 shares of the Company’s common stock has been reserved for issuance or transfer pursuant to rights granted under the ESPP (“Aggregate Number”). The Aggregate Number represents 2% of the aggregate number of shares of the Company’s fully diluted shares outstanding immediately after the Closing and is subject to increase each year over a ten-year period. The maximum aggregate number of shares of common stock available for issuance under ESPP shall not exceed 75,000,000 shares. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Each eligible employee may authorize payroll deductions at a minimum of 1% up to a maximum of 15% on a pro rata basis for each pay period during an offering. Under the ESPP, the Company’s Board may designate the period of each offering, but no offering shall exceed 27 months in duration. Unless otherwise determined, the offering shall be for a purchase period of 6 months, beginning on the offering date and ending on the exercise date. The purchase price for each share shall be 85% of the fair market value of the Company’s common stock on the offering date or the exercise date, whichever is less. As of September 30, 2023, 27,711 shares have been granted under this plan.

Amended and Restated 2019 Equity Incentive Plan

The Company maintained an equity incentive plan established in October 2019, the Amended 2019 Equity Incentive Plan (the “Legacy FaZe Plan”). The Legacy FaZe Plan allowed grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, generally to directors, employees, consultants and service providers. In July 2021, the Company’s Board amended the Legacy FaZe Plan and increased the maximum aggregate number of shares authorized to be issued to 10,500,000 shares of Legacy FaZe common stock, which is equivalent to 21,371,301 shares of the Company’s common stock calculated using the Equity Value Exchange Ratio. As of September 30, 2023, 16,712,807 shares of the Company’s common stock are issuable upon the vesting and exercise of stock options originally granted under the Legacy FaZe Plan, and 149,171 shares of the Company’s common stock are subject to restricted stock awards originally granted under the Legacy FaZe Plan. Following the Closing of the Business Combination, no further awards may be awarded under the Legacy FaZe Plan, and any outstanding awards granted under the plan will remain subject to the terms of the Legacy FaZe Plan and the applicable award agreement.

The following table contains information about the Company’s equity compensation plans as of September 30, 2023:

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

Stock Compensation Expense

Stock-based compensation expense for the periods presented was comprised of the following, which were included in general and administrative expenses within the Consolidated Statements of Operations:

	(In thousands)		(In thousands)
	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Stock options	$7	$336	$19	$454
Restricted stock awards	1,341	2,001	9,966	4,542
Total stock-based compensation expense	$1,348	$2,337	$9,985	$4,996

Options

The following is an analysis of the stock option grant activity during the nine months ended September 30, 2023:

Vested and Nonvested Stock Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	18,863,654	$0.38	4.13
Granted	-	-	-
Exercised	(2,150,847)	0.38	-
Expired or forfeited	-	-	-
Outstanding September 30, 2023	16,712,807	$0.38	3.38

Nonvested Stock Options	Number	Weighted- Average Exercise Price
Nonvested on December 31, 2022	670,008	$0.38
Granted	-	-
Vested	(262,944)	0.38
Forfeited	-	-
Nonvested on September 30, 2023	407,064	$0.38

The Company recognized stock-based compensation expense related to options granted and vesting expense of $7 thousand during the three months ended September 30, 2023, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to options issued and vesting of $336 thousand during the three months ended September 30, 2022, which is included in general and administrative expenses.

The Company recognized stock-based compensation expense related to options granted and vesting expense of $19 thousand during the nine months ended September 30, 2023, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to options issued and vesting of $454 thousand during the nine months ended September 30, 2022, which is included in general and administrative expenses.

During the three months ended September 30, 2023 and 2022, the Company granted a total of 0 and 0 options, respectively. During the nine months ended September 30, 2023 and 2022, the Company granted a total of 0 and 0 options, respectively.

Warrants

The following is an analysis of the warrant grant activity during the nine months ended September 30, 2023:

Vested and Nonvested Stock Warrants	Number	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding December 31, 2022	5,923,333	$11.50	4.55
Granted	-	-	-
Exercised	-	-	-
Expired or forfeited	-	-	-
Outstanding September 30, 2023	5,923,333	$11.50	3.80

During the three months ended September 30, 2023 and 2022, the Company granted a total of 0 and 0 warrants, respectively. During the nine months ended September 30, 2023 and 2022, the Company granted a total of 0 and 0 warrants, respectively. As of September 30, 2023 there are no Nonvested stock Warrants outstanding.

Restricted Stock Awards

A summary of Restricted Stock Awards (“RSAs”) issuances during the nine months ended September 30, 2023 is as follows:

Nonvested RSAs	Number	Weighted Average Price
Nonvested December 31, 2022	1,649,962	$6.27
Granted	1,925,856	0.42
Vested	(1,083,291)	6.49
Forfeited	-
Nonvested September 30, 2023	2,492,527	$1.35

The Company recognized stock-based compensation expense related to RSAs granted and vesting expense of $0.3 million and $2.5 million during the three months ended September 30, 2023 and 2022, respectively, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to RSAs granted and vesting expense of $10.0 million and $3.7 million during the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative expenses.

During the three months ended September 30, 2023 and 2022, the Company granted a total of 1,925,856 and 0 RSAs, respectively. During the nine months ended September 30, 2023 and 2022, the Company granted a total of 1,925,856 and 1,119,698 RSAs, respectively.

Restricted Stock Units

A summary of Restricted Stock Units (“RSUs”) issuances during the nine months ended September 30, 2023 is as follows:

Nonvested RSUs	Number	Weighted Average Price
Nonvested December 31, 2022	702,417	$2.79
Granted	2,885,984	1.82
Vested	(578,535)	1.59
Forfeited	(324,250)	2.75
Nonvested September 30, 2023	2,685,616	$1.31

The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $1.1 million and $0.2 million during the three months ended September 30, 2023 and 2022, respectively, which is included in general and administrative expenses. The Company recognized stock-based compensation expense related to RSUs granted and vesting expense of $2.5 million and $0.5 million during the nine months ended September 30, 2023 and 2022, respectively, which is included in general and administrative expenses.

During the three months ended September 30, 2023 and 2022, the Company granted a total of 750,000 and 0 RSUs, respectively. During the nine months ended September 30, 2023 and 2022, the Company granted a total of 2,885,984 and 0 RSUs, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain business and residential facilities under operating lease agreements that specify minimum rentals with lease terms ranging from two to two and a half years. The Company’s rent expense for the three months ended September 30, 2023 and 2022 was $0.8 million and $0.6 million, respectively. The Company’s rent expense for the nine months ended September 30, 2023 and 2022 was $1.2 million and $1.7 million, respectively. Rent expense is included in general and administrative expense in the Consolidated Statements of Operations. Scheduled rent increases, if any, are amortized on a straight-line basis over the lease term.

Our lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. We used the incremental borrowing rate on September 30, 2023 and December 31, 2022 for all leases that commenced prior to that date. In determining this rate, which is used to determine the present value of future lease payments, we estimate the rate of interest we would pay on a collateralized basis, with similar payment terms as the lease and in a similar economic environment.

Lease Costs

(In thousands)	Three months Ended September 30, 2023	Three months Ended September 30, 2022
Components of total lease costs:
Operating lease expense	$791	$826
Total lease costs	$791	$826

(In thousands)	Nine months Ended September 30, 2023	Nine months Ended September 30, 2022
Components of total lease costs:
Operating lease expense	$1,188	$1,192
Total lease costs	$1,188	$1,192

Lease Positions as of September 30, 2023 and December 31, 2022

Right of use, or ROU, lease assets and lease liabilities for our operating leases are recorded on the balance sheet as follows:

	September	December 31,
(In thousands)	2023	2022
Assets
Right of use asset – long term	$1,560	$2,693
Total right of use asset	$1,560	$2,693
Liabilities
Operating lease liabilities – short term	$1,488	$1,488
Operating lease liabilities – long term	93	1,084
Total lease liability	$1,581	$2,572

Lease Terms and Discount Rate

Weighted average remaining lease term (in years) – operating leases	1.0
Weighted average discount rate – operating leases	4%

Future minimum lease payments, which include non-cancelable operating leases at September 30, 2023, are as follows:

Year ending December 31,	(In thousands)
2023 (remainder)	$502
2024	1,071
2025	5
2026	3
Thereafter	-
Total minimum lease payment	$1,581

10.	LITIGATION

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

In accordance with the provisions of ASC 260, Earnings Per Share, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. The results of operations were net losses for the three and nine months ended September 30, 2023 and 2022. The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022:

	(In thousands, except shares and per-share information)
	Three months ended		Nine months ended
	September 30,		September
	2023	2022	2023	2022
Basic and diluted loss per share:
Net loss attributable to FaZe Holdings Inc., basic and diluted	$(7,201)	$(130,598)	$(35,597)	$(149,462)
Weighted-average common shares outstanding, basic and diluted	68,234,009	54,590,538	66,315,727	32,144,653
Net loss per share, basic and diluted	$(0.10)	$(2.39)	$(0.54)	$(4.65)

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

The Company had antidilutive shares for the three and nine months ended September 30, 2023 and 2022. The following securities were not included in the computation of diluted shares outstanding for the three and nine months ended September 30, 2023 and 2022 because the effect would be antidilutive:

	As of September 30, 2023	As of September 30, 2022
Convertible preferred stock	—	—
Public Warrants	5,750,000	5,750,000
Private Placement Warrants	173,333	173,333
Seller Earn-out	5,312,098	5,312,098
Sponsor Earn-out Shares	2,156,250	2,156,250
Legacy FaZe preferred warrant	—	—
Unvested restricted stock award	2,492,527	2,248,834
Unvested restricted stock units	2,685,616	—
Stock options	18,859,673	18,055,159
Total potentially dilutive common stock equivalents	37,429,497	33,695,674

12.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has evaluated subsequent events through November 13, 2023, which is the date the Condensed Consolidated Financial Statements were available for issuance.

GameSquare Merger Agreement

On October 19, 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), with GameSquare Holdings, Inc., a British Columbia corporation (“GameSquare”), and GameSquare Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of GameSquare ( “Merger Sub”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving such Merger as a wholly-owned subsidiary of GameSquare.

On the terms and subject to the conditions of the Merger Agreement, each share of common stock, par value $0.0001 per share, of the Company (the “FaZe Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares held in treasury by FaZe or held directly by GameSquare or Merger Sub) will be converted into the right to receive 0.13091 (the “Exchange Ratio”) of a fully paid and non-assessable share of common stock, no par value, of GameSquare (the “GameSquare Common Stock”) and, if applicable, cash in lieu of fractional shares of FaZe Common Stock, subject to any applicable withholding.

At the Effective Time, (i) all of the Company’s equity awards outstanding immediately prior to the Effective Time, including options to purchase shares of FaZe Common Stock and each share of FaZe Common Stock subject to vesting, repurchase, or other lapse of restrictions will be assumed by GameSquare and converted into GameSquare equity awards on substantially the same terms, except that the assumed equity awards will cover a number of shares of GameSquare Common Stock, and, if applicable, have an exercise price, determined using the Exchange Ratio and (ii) all outstanding FaZe warrants exercisable for shares of FaZe Common Stock will be assumed by GameSquare and converted into GameSquare warrants on substantially the same terms, except that the assumed warrants will cover a number of shares of GameSquare Common Stock, and, if applicable, have an exercise price, determined using the Exchange Ratio.

Under the Merger Agreement, GameSquare has agreed to appoint to its board of directors two persons determined by the Company, and a third member to be mutually agreed upon by the Company and GameSquare prior to the Effective Time, as of the Effective Time, with such directors to hold office until the earliest to occur of the appointment or election and qualification of his or her respective successor or his or her death, resignation, disqualification or proper removal.

In addition, in connection with the Merger, GameSquare is to complete a financing involving the raising of additional capital or commitments to be made available to it following the Merger consisting of (i) a private placement in public equity to raise $10,000,000 through the sale of GameSquare Common Stock (the “Pipe Financing”), subject to reduction to the minimum extent necessary based on applicable restrictions pertaining to GameSquare’s issuance of shares of GameSquare Common Stock under NASDAQ Listing Rule 5635, or any other applicable rule imposed by applicable stock exchanges, which financing is supported by the backstop obligation by Goff & Jones Lending Co, LLC (the “Backstop Investor”) under the Backstop Agreement; (ii) GameSquare shall have entered into an asset-based loan facility agreement (the “Financing and Security Agreement”) with SLR Digital Finance LLC, as lender (the “Lender”), having a three (3) year term and providing for maximum aggregate borrowings thereunder at any one time of not less than $10,000,000, and such facility agreement shall be in full force and effect as of the Closing with no principal amounts drawn thereunder; and (iii) GameSquare shall have consummated after the date of the Merger Agreement and prior to closing of the Merger a disposition of non-core assets of GameSquare having a gross sales price of approximately $4,000,000 (subject to certain earnout provisions).

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

We are at the forefront of the global creator economy, which is an industry centered around innovative digital content development fueled by social media influencers, creators and businesses who monetize their content online. With a leading digital content platform created for and by Generation Z and Millennials, we have established a highly engaged and growing global fanbase, with social media reach (see our key performance indicator, “Total Reach”) of over 505 million as of September 30, 2023, which number, as explained in our discussion of “Key Performance Indicators” also includes the accounts of individual members of FaZe’s talent team.

We produce engaging content, merchandise, consumer products and experiences, and create advertising and sponsorship programs for leading national brands. With approximately 83% of our audience between the ages of 13-34 as of September 30, 2023, we have unlocked key relationships with a coveted demographic that has long proven difficult to reach for traditional media companies and advertisers. We have several revenue streams including brand sponsorships, content, consumer products, and Esports.

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

Compared to 2022, our revenues and gross profit in 2023 decreased. This change was primarily driven by decrease in the Brand sponsorship business and secondarily by Content business. Brand sponsorship revenue decreased by $13.4 million primarily due to a lack of new brand deals and the delayed timing of renewals of existing sponsorship deals for the financial period 2023. Content revenue decreased by $0.4 million, this reduction is related to a content library sale which occurred in 2022, in 2023 no content library sales have occurred. In addition, the Company had increased costs in compensation and benefits, stock compensation expense and professional services fees as a result of the growth of the business and of becoming a public company. As a result, Net Loss for the nine months ended September 30, 2023 increased to $35.4 million, compared to $149.5 million for the nine months ended September 30, 2022. See the “Results of Operations” subsection for further details. The following table summarizes our financial results for the three and nine months ended September 30, 2023 and 2022.

	Three months ended
	September 30,
(In thousands)	2023	2022
Total Revenues	$12,510	$14,012
Gross Profit	851	3,542
Net Loss	(7,201)	(130,598)
Adjusted EBITDA(1)	(4,769)	(11,959)

	Nine months ended
	September 30,
(In thousands)	2023	2022
Total Revenues	$36,749	$48,621
Gross Profit	3,170	13,974
Net Loss	(35,597)	(149,462)
Adjusted EBITDA(1)	(21,446)	(22,396)

(1)	Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Information” below for our definition of, and additional information about, adjusted EBITDA and for a reconciliation to net loss, the most directly comparable U.S. GAAP financial measure.

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

	As of September 30,
(In thousands)	2023	2022
Total Reach(1)	504,526	526,268
YouTube	131,867	135,974
Twitter	78,215	83,452
Instagram	177,682	180,312
TikTok	81,783	83,948
Twitch	34,979	42,582

(1)	The Total Reach amount includes subscribers of channels for Calvin “Snoop Dogg” Cordozar Broadus Jr. and certain other celebrity talent that FaZe is not contractually allowed to directly monetize. Such channels contributed to a Total Reach of 212.6 million and 197.9 million as of September 30, 2023 and September 30, 2022, respectively. Therefore, channels that FaZe is contractually allowed to directly monetize contributed to a Total Reach of 291.9 million and 328.4 million as of September 30, 2023 and September 30, 2022, respectively.

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

	As of September 30,
(In thousands)	2023	2022
Aggregate YouTube Subscribers	131,867	135,974
Company Programmed FaZe Clan YouTube Channel Subscribers	8,943	8,859
FaZe Co-branded Channel Subscribers	112,538	117,514
FaZe Affiliated Channels(1)	10,386	9,601

(1)	FaZe Affiliated Channels are channels that are not co-branded but are closely affiliated with our talent. This includes Calvin “Snoop Dogg” Cordozar Broadus Jr., All Grown Up, and Nuke Squad.

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

	Nine months ended
	September 30,
(In thousands)	2023	2022
ARPU	$0.28	$0.36

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

	Three months ended
	September
	2023	2022
Total Significant Sponsors	5	8

	Nine months ended
	September 30,
	2023	2022
Total Significant Sponsors	9	11

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

As a leading digital content platform created for and by Generation Z and Millennials, we have established a highly engaged growing global fanbase, with a Total Reach of over 505 million as of September 30, 2023, including those of individual members of FaZe (see “Key Performance Indicators — Total Reach”).

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

COVID-19

Due to the COVID-19 pandemic, our historical operating results for the three months ended September 30, 2023 and 2022 may not be comparable to past and future periods. As a result of changed consumer behavior under COVID-19 lock-down orders, the already-growing online gaming and digital content industries saw a major uptick in video game usage, streaming viewership, content viewership, console sales, and more users on many gaming platforms. This helped further accelerate the pre-pandemic growth in popularity of our content creators and the FaZe content channels, and made the content we offer a bigger part of mainstream digital entertainment. On average, our content creators saw an increase in viewership after the start of the pandemic and viewership on FaZe’s YouTube channel and certain of FaZe’s talent YouTube channels has been down from the highest levels experienced during pandemic stay-at-home measures.

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

Overall Market and Economic Conditions

Changing market and economic conditions, including rising interest rates and inflation, may positively or negatively impact our revenues, which depend on discretionary spending from consumers and corporate sponsors. Much of our business is resistant to changes in disposable consumer income, as consumers do not currently need to pay to access most of our content. However, in periods of slowing economic recovery or recession, decreases in disposable corporate income could negatively impact our revenues if companies decrease sponsorship and advertising spend. Our consumer products business is dependent on consumer discretionary spending, which is highly sensitive to changing market conditions, and a decline in discretionary spending could have an adverse impact on our results.

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

We are incurring higher general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and stock exchange listing standards, additional insurance expenses, investor relations activities, and other administrative and professional services. We are constantly reviewing the size of our general and administrative function to support the growth of our business and other costs associated with being a public company and have implemented cost savings initiatives to reduce general and administrative expenses. It is possible, however, that our general and administrative expenses will increase in absolute dollars as our business grows. Additionally, we expect to incur increased general and administrative expenses related to the GameSquare Merger.

Sales and Marketing

Sales and marketing costs consist primarily of promotional, public relations, and advertising expenses. Sales and marketing costs also include other general marketing expenses.

Interest Expense, Net

We incurred interest expense from our outstanding debt obligations, including our senior convertible promissory note issued in 2020, our other convertible promissory notes issued in 2020 and 2021, the PPP loan (defined below) and the 2022 B. Riley Term Loan (defined below). On July 19, 2022, we completed the Business Combination, upon which all convertible notes were converted into common stock and other debts were paid in full with the proceeds of the Merger. After the consummation of the Business Combination on July 19, 2022 and as of September 30, 2023, the Company does not have any outstanding long-term debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

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

	The three months ended September 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Total revenues	12,510	14,012	(1,502)	(10.7)%
Cost of revenues	11,659	10,470	1,189	11.4%
Gross Profit	851	3,542	(2,691)	(76.0)%
Operating Expenses:
General and administrative	9,324	16,928	(7,604)	(44.9)%
Sales and marketing	148	1,479	(1,331)	(90.0)%
Impairment of content assets	-	-	-	-%
Loss from operations	(8,621)	(14,865)	6,244	(42.0)%
Other (income)/expense:
Interest expense, net	(137)	459	(596)	(129.8)%
Change in fair value of warrant liabilities	(10)	(19)	9	47.4%
Loss on debt extinguishment	-	115,292	(115,292)	100.0%
Other (income)/expense	(1,273)	1	(1,274)	(127,400.0)%
Total other (income)/expense:	(1,420)	115,733	(117,153)	(101.2)%
Net Income (Loss)	(7,201)	(130,598)	123,397	94.5%

	The nine months ended September 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Total revenues	36,749	48,621	(11,872)	(24.4)%
Cost of revenues	33,579	34,647	(1,068)	(3.1)%
Gross Profit	3,170	13,974	(10,804)	(77.3)%
Operating Expenses:
General and administrative	39,336	39,025	311	0.8%
Sales and marketing	503	3,557	(3,054)	(85.9)%
Impairment of content assets	-	1,073	(1,073)	(100.0)%
Loss from operations	(36,669)	(29,681)	(6,988)	23.5%
Other (income)/expense:
Interest expense, net	(497)	4,491	(4,988)	(111.1)%
Change in fair value of warrant liabilities	(23)	(19)	(4)	(21.1)%
Loss on debt extinguishment	-	115,292	(115,292)	100.0%
Other (income)/expense	(552)	17	(569)	(3,347.1)%
Total other (income)/expense:	(1,072)	119,781	(120,853)	(101.9)%
Net Income (Loss)	(35,597)	(149,462)	113,865	76.2%

Comparison of the three months ended September 30, 2023 and 2022

Net Income (Loss)

Net loss decreased by $123.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The Company’s revenues decreased by $1.5 million while general and administrative expenses decreased by $7.6 million in total.

Revenues

Revenues decreased by $1.5 million, or 11% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change was primarily driven by a decrease in the Brand sponsorships business and secondarily by Content business. Brand sponsorships revenue decreased by $2.8 million primarily due to a lack of new sponsorship deals and the delay of renewals for existing sponsorship deals for the financial period 2023. The drop in revenue was offset by the increase of $2.2 million, in Esports revenue, due to an increase in tournament prize winnings.

The following table presents the Company’s revenue by type for the three months ended September 30, 2023 and 2022:

	Three months ended
	September 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Brand sponsorships	$4,225	$7,072	(2,847)	(40.3)%
Content	3,316	4,098	(782)	(19.1)%
Consumer products	439	471	(32)	(6.8)%
Esports	4,482	2,322	2,160	93.0%
Other	48	49	(1)	(2.0)%
Total revenue	$12,510	$14,012	(1,501)	(10.7)%

Cost of Revenues

Cost of revenue increased by $1.2 million, or 11% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Esports costs increased by $2.5 million primary due to an increase in tournament prize winnings payouts. The increase in cost is offset by the decrease of talent costs of $0.9 million.

General and Administrative

General and administrative expenses decreased by $7.6 million, or 45% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Our compensation and benefits costs decreased by $5.2 million due to a decrease of headcount with respect to company restructuring. For the three months ended September 30, 2023, we also experienced a $0.3 million decrease in other professional fees and $0.4 million decrease in accounting and audit fees due to improved processes internally. Travel and Entertainment costs also decreased $0.6 million, in connection with better cost management of our business.

Sales and Marketing

Sales and marketing expenses decreased by $1.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an overall decrease in marketing activities.

Interest Expense, Net

Net interest expense decreased by $0.6 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. As result of the Business Combination, all convertible notes were converted into common stock and other debts were paid in cash with the proceeds from the Business Combination. After the consummation of the Business Combination on July 19, 2022 and as of September 30, 2023, the Company does not have any outstanding long-term debt. Debt agreements are explained further in the “Liquidity and Capital Resources” section below.

Other, net

Other expense decreased by $1.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the Employee Retention Tax Credit.

Comparison of the nine months ended September 30, 2023 and 2022

Net Income (Loss)

Net loss decreased by $113.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The Company’s revenues decreased by $11.9 million while general and administrative expenses increased by $0.3 million in total.

Revenues

Revenues decreased by $11.9 million, or 24% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This change was primarily driven by decrease in the Brand sponsorships business and secondarily by Consumer products business. Brand sponsorships revenue decreased by $13.4 million primarily due to a lack of new sponsorship deals and the delay in renewals of existing sponsorship deals for the financial period 2023. Consumer products revenue decreased by $1.5 million, primarily due to a decrease in the amount of new products drops compared to the nine months ended September 30, 2022.

The following table presents the Company’s revenue by type for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,
(In thousands, except for percentages)	2023	2022	$ Change	% Change
Brand sponsorships	$14,616	$28,054	(13,438)	(47.9)%
Content	9,658	10,641	(983)	(9.2)%
Consumer products	852	2,328	(1,476)	(63.4)%
Esports	11,537	7,285	4,252	58.4%
Other	86	313	(227)	(72.5)%
Total revenue	$36,749	$48,621	(11,872)	(24.4)%

Cost of Revenues

Cost of revenue decreased by $1.1 million, or 3% for the nine months ended September 30, 2023 compared to the Nine months ended September 30, 2022. This change was due to a decrease of consumer products cost of $1.3 million primarily as a function of lower consumer products revenues. Other costs decreased by $4.9 million for the nine months ended September 30, 2023 which is offset partially by the increase of Sponsorship and Esports costs of $1.6 million and $3.6 million, respectively, compared to the nine months ended September 30, 2022. The increase in Esports costs was primarily due prize money costs provided to talent members.

General and Administrative

General and administrative expenses decreased by $0.3 million, or 1% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the additional cost of becoming a public company, and an increase in compliance and operational staffing in 2022. Our compensation and benefits costs increased by $0.5 million due to increased salaries and one time severance with respect to company restructuring. For the nine months ended September 30, 2023 we also experienced a $0.7 million decrease in other professional fees and $0.4 million decrease in accounting and audit fees due to improved processes internally. Travel and Entertainment costs also decreased $1.4 million, in connection with better cost management of our business.

Sales and Marketing

Sales and marketing expenses decreased by $3.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an overall decrease in marketing activities.

Interest Expense, Net

Net interest expense decreased by $5.0 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. As result of the Business Combination, all convertible notes were converted into common stock and other debts were paid in cash with the proceeds from the Business Combination. After the consummation of the Business Combination on July 19, 2022 and as of September 30, 2023, the Company does not have any outstanding long-term debt.

Other, net

Other expense increased by $0.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Other expense primarily includes the Employee Retention Tax Credit.

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

The table below presents our adjusted EBITDA, reconciled to our net loss for the periods indicated.

	Three months ended September 30,
(In thousands)	2023	2022
Net loss	$(7,201)	$(130,598)
Adjusted for:
Share-based compensation expense	1,359	2,337
Restructuring severance/recruiting/retention expense	236	—
Foreign exchange loss	—	3
Interest (income) expense	(138)	459
Depreciation and amortization of property and equipment	495	567
Amortization of intangible asset	68	—
Change in fair value of warrant liabilities (1)	(10)	(19)
Employee Retention Tax Credit	1,695	—
Loss on debt extinguishment	—	115,292
Other, net	(1,273)	—
Adjusted EBITDA	$(4,769)	$(11,959)

	Nine months ended September 30,
(In thousands)	2023	2022
Net loss	$(35,597)	$(149,462)
Adjusted for:
Share-based compensation expense	9,996	4,996
Restructuring severance/recruiting/retention expense	1,710	—
Foreign exchange loss	1	3
Interest expense	(497)	4,491
Impairment of content assets	—	1,073
Depreciation and amortization of property and equipment	1,488	1,230
Amortization of intangible asset	333	—
Change in fair value of warrant liabilities (1)	(23)	(19)
Employee Retention Tax Credit	1,695	—
Loss on debt extinguishment	—	115,292
Other, net	(552)	—
Adjusted EBITDA	$(21,446)	$(22,396)

(1)	Represents the change in the fair value of the Private Placement Warrants liability. (See Note 6 to the consolidated financial statements)

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

While the residual economic impacts of the COVID-19 pandemic, as well as a more uncertain macro-economic environment are difficult to assess or predict, the impact of these events may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. Nonetheless, the Company believes it has sufficient resources to fund its operations at least until twelve months from the date of issuance of these financial statements.

Our future short- and long-term capital requirements will depend on several factors, including but not limited to, the rate of our growth, our ability to attract and retain fans and brand sponsorships and their willingness to pay for our services. Further, we may enter into future arrangements to acquire or invest in businesses, products, services and strategic partnerships. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to scale back our existing operations and growth plans, which could have an adverse impact on our business and financial prospects and could continue to raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2023, our principal source of liquidity was our cash in the amount of $17.2 million.

As of September 30, 2023, the Company had 173,333 private placement warrants outstanding with an exercise price of $11.50 per share. The Private Placement Warrants are identical to the Public Warrants, described in Note 7, Equity, of the notes to the consolidated financial statements, except that the Private Placement Warrants (including the common stock underlying the Private Placement Warrants) were not transferable, assignable or salable until August 18, 2022 and they are not redeemable by the Company for cash so long as they are held by the sponsor or its permitted transferees. During the nine months ended September 30, 2023 there was no exercise of any Private Placement Warrants.

Other Contractual Obligations, Commitments and Contingencies

We may be party to various claims in the normal course of business. Legal fees and other costs associated with such actions are expensed as incurred. We assess the need to record a liability for litigation and other loss contingencies, with reserve estimates recorded if we determine that a loss related to the matter is both probable and reasonably estimable. Legal settlements were immaterial for the three and nine months ended September 30, 2023 and 2022.

Our future contractual commitments related to future minimum payments for non-cancelable operating lease obligations at September 30, 2023 are $0.5 million, $1.1 million for 2024, and $0.0 million for 2025 and thereafter.

Cash Flows — The nine months ended September 30, 2023 and September 30, 2022

The following table summarizes our cash flows for the periods indicated (In thousands):

	Nine months ended September 30,
	2023	2022	$ Change	% Change
Net cash used in operating activities	$(21,219)	$(48,442)	26,803	55.8%
Net cash used in investing activities	(148)	(4,411)	4,263	96.6%
Net cash provided by financing activities	783	79,707	(78,504)	(99.0)%
Net increase (decrease) in cash and restricted cash	(20,584)	(26,854)	(47,438)	(176.7)%
Cash and restricted cash, beginning of period	37,807	17,618	20,189	114.6%
Cash and restricted cash, end of period	$17,223	$44,472	(27,249)	(61.3)%

Cash Flows Used in Operating Activities

We used $21.2 million in cash for operating activities in the nine months ended September 30, 2023 compared with $48.4 million used in the nine months ended September 30, 2022, a decrease of $26.8 million. This change was largely related to the changes in net loss of $113.9 million explained in the “Results of Operations” section, offset by the impact of various non-cash charges of $14.4 million explained in further detail below.

Net cash used in operating activities was $21.2 million for the nine months ended September 30, 2023. Our net loss of $35.6 million was partially comprised of non-cash charges including: stock-based compensation expense of $10.0 million, depreciation and amortization of $1.8 million, and bad debt expense of $1.4 million. Additionally, during the nine months ended September 30, 2023 changes in operating assets and liabilities decreased cash flows used in operations by $0.1 million, primarily due to a combination of an increase in accounts receivable of $4.0 million, a decrease in contract assets of $5.4 million, an increase in prepaid expenses and other assets of $1.9 million, a decrease in accounts payable and accrued expenses of $0.1 million and a decrease in contract liabilities of $1.3 million.

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

Cash Flows Used in Investing Activities

We used $4.3 million less in cash from investing activities in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to decrease in purchases of property, plant and equipment of $0.1 million.

Net cash used in investing activities of $0.1 million for the nine months ended September 30, 2023 was due to purchases and leasehold improvements of property, plant and equipment of $0.1 million.

Net cash used in investing activities of $4.4 million for the nine months ended September 30, 2022 was due to purchases of property, plant and equipment of $3.8 million and purchases of intangible assets of $0.6 million.

Cash Flows Provided by Financing Activities

We generated $78.5 million less cash from financing activities in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022, primarily due to minimal financing activities.

Net cash provided by financing activities of $0.8 million for the nine months ended September 30, 2023 was due to proceeds from the issuance of common stock in connection with the exercise of stock options of $0.8 million.

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

Transaction Price Allocated to the Remaining Performance Obligations

For the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2023, the Company applies the allowable practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Revenue expected to be recognized in the future related to performance obligations that have original expected durations greater than one year that are unsatisfied (or partially unsatisfied) as of September 30, 2023 were not material.

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate deferred tax assets each period for recoverability. For those assets that do not meet the threshold of “more likely than not” that they will be realized in the future, a valuation allowance is recorded. We have considered our history of cumulative tax and book losses incurred since inception, and other positive and negative evidence, and have concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2023 or as of September 30, 2022.

We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense, if applicable income tax returns remain open for examination by applicable authorities, generally three years from filing for federal and four years for state. We would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2023.

Income tax expense for the three months ended September 30, 2023 and 2022 is based on the estimated annual effective tax rate. The Company expects a 0% estimated annual effective tax rate for 2023. No income tax expense was recognized for the three and nine months ended September 30, 2023 or 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and our Chief Financial Officer and concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the identification of two material weaknesses in our internal control over financial reporting relating to the following: inadequate design of information technology (IT) general and application controls resulting from inappropriate access given to certain individuals within finance, including the Chief Financial Officer and Controller; lack of adequate segregation of duties within a significant account of processes; and lack of adequate and timely review of accounts and reconciliations resulting in material audit adjustments and significant post-closing adjustments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below. In light of the material weaknesses discussed above, we are enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our remediation plans and the steps taken at this time include hiring experienced personnel, providing enhanced access to accounting literature, research materials and documents and increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The material weakness in our internal control over financial reporting will not be considered remediated until these modifications are implemented and after being in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or may determine to modify our remediation plan. Management will test and evaluate the implementation of these modifications to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until September 19, 2023, by which the Company has to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days at any time prior to the Compliance Date, unless the Nasdaq staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). On September 20, 2023, the Company was granted an additional 180 days, or until March 18, 2024 (the “Compliance Date”), in which to regain compliance.

If the Company does not regain compliance with the minimum bid price requirement by the Compliance Datethen the Nasdaq staff will provide written notification to the Company that the Common Stock will be subject to delisting. At that time, the Company may appeal the Nasdaq staff’s delisting determination to the Nasdaq Hearings Panel.

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

In an effort to regain compliance with the Bid Price Rule, on July 10, 2023, we sought stockholder approval at our 2023 annual meeting to enable the FaZe Board to effect a reverse split of our Common Stock at a ratio of 1-for-20 or 1-for-30, as determined by the FaZe Board at a later date, which our stockholders approved. The timing for selection of the reverse stock split ratio and the effective date for such reverse stock split will be determined by the Board, and the Board may delay or abandon the reverse stock split if it determines that it is no longer in the best interest of the Company or its stockholders. In light of the GameSquare Merger Agreement entered into between the Company and GameSquare Holdings, Inc., the Board does not currently intend to pursue the reverse stock split, although it may reconsider this determination in the event the GameSquare Merger is not consummated.

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

There may be unexpected delays in the completion of the GameSquare Merger, or the GameSquare Merger may not be completed at all. Delays or a failure to complete the GameSquare Merger could have a material adverse effect on our stock price as well as on our business, financial condition and results of operations.

On October 19, 2023, we entered into the GameSquare Merger Agreement with GameSquare Holdings, Inc, and GameSquare Merger Sub I, Inc. The GameSquare Merger is expected to close in late calendar year 2023, assuming that all of the conditions in the GameSquare Merger Agreement are satisfied or, if permitted, waived. There can be no assurance that the Merger will be consummated. The consummation of the GameSquare Merger is subject to certain regulatory approvals and customary closing conditions. The obligation of each party to consummate the GameSquare Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent specified in the GameSquare Merger Agreement and the other party having performed in all material respects its obligations under the GameSquare Merger Agreement. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. Moreover, the GameSquare Merger Agreement provides that either we or GameSquare may terminate the GameSquare Merger Agreement in certain circumstances, including if the GameSquare Merger has not occurred by December 31, 2023, subject to extensions if certain conditions set forth in the GameSquare Merger Agreement are met. Certain events may delay the completion of the GameSquare Merger or result in a termination of the GameSquare Merger Agreement. Some of these events are outside the control of either party. In particular, the GameSquare Merger must be approved by the affirmative vote of a majority of the outstanding shares of our Common Stock.

Further, certain risks may be exacerbated by a delay in the completion of the GameSquare Merger, including, among others: our ability to attract, retain and motivate our employees, including key personnel; difficulties maintaining relationships with customers, service providers and partners, including the Company’s talent; delays or deferments of certain business decisions by our customers, prospective customers, talent, service providers and partners; the diversion of significant management time and resources towards the completion of the GameSquare Merger; the inability to pursue alternative business opportunities or make appropriate changes to our business because the GameSquare Merger Agreement requires us to use reasonable best efforts to conduct our business in the ordinary course of business and not engage in certain kinds of transactions prior to the completion of the GameSquare Merger; litigation relating to the GameSquare Merger and the costs related thereto; and the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the GameSquare Merger, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. Delays in completing the GameSquare Merger or the failure to complete the GameSquare Merger at all could negatively affect our future business and financial results, and, in that event, the market price of our Common Stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the GameSquare Merger will be completed. Additionally, a failure to complete the GameSquare Merger in a timely manner may result in a decline in investor confidence in us and our business, stockholder litigation could be brought against us, relationships with current and prospective customers, talent, service providers, investors and other partners may be adversely impacted and we may be unable to retain key personnel. We can neither assure you that the conditions to the completion of the GameSquare Merger will be satisfied or, if permitted, waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the GameSquare Merger Agreement will not occur, nor provide any assurances as to whether or when the GameSquare Merger will be completed.

The pendency of the GameSquare Merger could adversely affect our business, financial condition and results of operations.

In connection with the pending GameSquare Merger, some of our current or prospective customers, talent, partners or service providers may delay or defer decisions to do business with us, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the GameSquare Merger is completed. Additionally, any disruptions to our business resulting from the announcement and pendency of the GameSquare Merger, including adverse changes in our relationships with customers, talent, partners, service providers or employees may continue or intensify in the event the GameSquare Merger is not consummated or is significantly delayed. In addition, under the GameSquare Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the GameSquare Merger. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial, and may cause us to forego certain opportunities we might otherwise pursue absent the GameSquare Merger Agreement. Further, the pendency of the GameSquare Merger may make it more difficult for us to effectively recruit, retain and incentivize employees and key personnel and may cause distractions from the day-to-day operations for our current employees and management, all of which could materially adversely affect our business, financial condition and results of operations.

Litigation may arise in connection with the GameSquare Merger, which could be costly, prevent or seriously delay the consummation of the GameSquare Merger, divert management’s attention and otherwise materially harm our business, financial condition and results of operations.

We may be named as a defendant in actions related to the GameSquare Merger. Regardless of the outcome of any future litigation related to the GameSquare Merger, such litigation may be time-consuming, expensive and may distract our management from day-to-day operations of our business. The cost of litigation and the diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the GameSquare Merger may materially adversely affect our business, financial condition and results of operations. If the GameSquare Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the GameSquare Merger. Any litigation related to the GameSquare Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, potential customers, service providers and partners, or otherwise materially harm our business, operations and financial condition. We cannot assure you as to the outcome of such litigation, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. Whether or not plaintiffs in potential litigation are successful, the litigation may delay the completion of the GameSquare Merger in the expected timeframe, or may prevent the GameSquare Merger from being completed altogether.

Our success depends on our ability to attract and retain our personnel, and any failure to attract and retain highly qualified personnel in the future could seriously harm our business.

We depend on the continued services and performance of our key personnel. The employment of our key personnel is at will, which means they may resign or be terminated for any reason at any time. For example, on September 9, 2023, our Board took action to terminate the employment of Lee Trink, our former Chief Executive Officer, effective immediately, and appointed Christoph Pachler, our Chief Operating Officer and Chief Financial Officer, to serve as interim Chief Executive Officer. If the GameSquare Merger is not completed, our ability to recruit an individual to serve as our Chief Executive Officer, or to otherwise adequately and timely fill vacancies in key personnel positions that may arise in the future, may be adversely effected, and such inability could have a material adverse impact on our business and results of operations.

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

Exhibit Index

Exhibit No.
2.1	Agreement and Plan of Merger, dated as of October 19, 2023 by and among GameSquare Holdings, Inc., GameSquare Merger Sub I, Inc. and FaZe Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2023).

10.1	Form of FaZe Support Agreement, dated as of October 19, 2023, by and between GameSquare Holdings, Inc. and certain stockholders of FaZe Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2023).

10.2	Form of GameSquare Support Agreement, dated as of October 19, 2023, by and between FaZe Holdings Inc. and certain stockholders of GameSquare Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer and Chief Operating Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAZE HOLDINGS INC.

Date: November 14, 2023	By:	/s/ Christoph Pachler
	Name:	Christoph Pachler
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive and Principal Financial Officer)

FAZE HOLDINGS INC.

Date: November 14, 2023	By:	/s/ Kyron Johnson
	Name:	Kyron Johnson
	Title:	General Counsel